Form 10-Q
period 2011-02-28
TrackSoft Systems, Inc.
filed 2011-03-28
CIK 1502777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 28, 2011

[  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number 000-54294

TrackSoft Systems, Inc.
(Name of Small Business Issuer in its charter)

Wyoming	7372	27-2300669
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer ID No.)

2820 North Pinal Ave., Ste 12-292
Casa Grande, AZ 85222
520-424-5262
 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.

Yes [ ]	No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes [x]	No [ ]

As of March 17, 2011 there were 2,335,000 shares of Common Stock, par value $0.001 were issued and outstanding.

TrackSoft Systems, Inc.
For the fiscal quarter ended
February 28, 2011

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)

Condensed Financial Statements
February 28, 2011

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)

 Condensed Financial Statements
February 28, 2011

CONTENTS

Page(s)
Condensed Balance Sheets as of February 28, 2011 and August 31, 2010	F-1

Condensed Statements of Operations for the three and six months ended February 28, 2011 and March 30, 2010 (Inception) to February 28, 2011	F-2

Condensed Statements of Cash Flows for the six months ended February 28, 2011 and March 30, 2010 (Inception) to February 28, 2011	F-3

Notes to the Condensed Financial Statements	F-4-6

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Balance Sheets

	February 28, 2011	August 31, 2010

	(Unaudited)
ASSETS

Current assets
Cash	$5,911	$4,250
Total current assets	5,911	4,250

Total assets	$5,911	$4,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued liability	$75	$-
Related party payable	300	-
Total current liabilities	375	-

Stockholders' Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,282,500 and 2,000,000 issued and outstanding at February 28, 2011 and August 31, 2010	2,283	2,000
Additional paid in capital	8,367	3,000
Deficit accumulated during the development stage	(5,114)	(750)
Total stockholders' equity	5,536	4,250

Total liabilities and stockholders' equity	$5,911	$4,250

See accompanying notes to financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Statements of Operations (unaudited)

	Three months ended February 28, 2011	Six months ended February 28, 2011	Period of March 30, 2010 (Inception) to February 28, 2011

Revenue	$-	$-	$-

Expenses
General and administrative	90	215	215
Professional fees	438	4,149	4,899
Total expenses	528	4,364	5,114

Net loss	$(528)	$(4,364)	$(5,114)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	$2,037,667	2,018,729

See accompanying notes to financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (unaudited)

	Six months ended February 28, 2011	Period of March 30, 2010 (Inception) to February 28, 2011

Cash flows from operating activities
Net loss	$(4,364)	$(5,114)
Changes in operating liability
Accrued liability	75	75
Net cash used in operating activities	(4,289)	(5,039)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related party payable	300	300
Proceeds from common stock issuances	5,650	10,650
Net cash provided by financing activities	5,950	10,950

Increase in cash	1,661	5,911
Cash at beginning of period	4,250	-
Cash at end of period	$5,911	$5,911

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
 February 28, 2011

Note 1 - Nature of Business

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended August 31, 2010 included in its Annual Report on Form S-1.

TrackSoft Systems, Inc. (“Company”) was organized on March 30, 2010 under the laws of the State of Wyoming for the purpose of developing a construction project management software package.   The Company currently has limited operations and, in accordance with ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.  The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.  The Company has elected a fiscal year end of August 31.

Note 2 - Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of February 28, 2011 or August 31, 2010.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
 February 28, 2011

Note 2 - Significant Accounting Policies (continued)

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 3 -Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.001.

On April 19, 2010, the Company authorized the issuance of 2,000,000 shares of its $0.001 par value common stock at $0.0025 per share in consideration of $5,000 in cash.

On February 17, 2011, the Company authorized the issuance of 282,500 shares of its $0.001 par value common stock at $0.02 per share in consideration of $5,650 in cash.

As of February 28, 2011 and August 31, 2010 the Company had 2,282,500 and 2,000,000 shares of its $0.001 par value common stock issued and outstanding.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods ended February 28, 2011 and August 31, 2010.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
 February 28, 2011

 Note 4 -Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

During the period of September 1, 2010 to February 28, 2011, the Company engaged the edgarization services of an entity controlled by our President. Total payments made to this entity during this period and since inception were $924. There was no amount due to the entity as of February 28, 2011 or August 31, 2010.

During the six months ended February 28, 2011, the Company received loans from a shareholder totaling $300 to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

Note 5 – Subsequent Events

On March 1, 2011, the Company issued 52,500 shares of its $0.001 par value common stock for total cash considerations of $1,050 representing a selling price of $0.02 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended August 31, 2010 included in our registration statement filed on October 12, 2010 on From S-1.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

TrackSoft Systems was incorporated in the State of Wyoming on March 30, 2010.  December 6, 2010 our registration statement filed on Form S-1 was deemed effective, registering 5,000,000 common shares at a fixed price of $0.02 per share.  As of February 28, 2010 the Company has sold 282,500 shares through the registered offering to individual shareholders with approximate proceeds raised of $5,650.

We currently devote substantially all of our efforts to financial planning, raising capital and developing markets as we continue to be in the development stage.

Plan of Operations

To date, our business activities have been limited to completing the registration of our common stock on Form S-1, maintaining our reporting requirements, and attempting to raise capital through our registered offering for the furtherance of our proposed business plan.  We must raise additional capital to support our ongoing existence while we attempt to develop our business.  We cannot assure you that we will be able to complete additional financings successfully and failure to do so would result in business failure and a complete loss of any investment made into the Company.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable.

Development Stage.  We are in the development stage in accordance with ASC 915 “Development Stage Entities.”   As of February 28, 2011, we had devoted substantially all of our efforts to financial planning, raising capital and developing markets.

New accounting pronouncements

Management believes recently issued accounting pronouncements will have no impact on the financial statements of TrackSoft Systems, Inc.

Results of Operations

Three Months Ended February 28, 2011. We had no revenue for the three months ended February 28, 2011.  We incurred expenses of $90 in administrative fees and $438 in professional fees with total expenses for this period of $528.  Our weighted average shares outstanding for this period was 2,037,667.

Six Months Ended February 28, 2011. We had no revenue for the six months ended February 28, 2011.  We incurred expenses of $215 in administrative fees and $4,149 in professional fees with total expenses for this period of $4,364.  Our weighted average shares outstanding for this period was 2,018,729.  The professional fees incurred were associated with the costs of completing the registration statement filed in October 2010.

March 30, 2010 (Inception) to February 28, 2011. We have had no revenue since inception.  Since inception we have incurred expenses of $215 in administrative fees and $4,899 in professional fees with total expenses $5,114.  The professional fees incurred were associated with initial start-up costs and the costs of completing the registration statement filed in October 2010.

Liquidity and Capital Resources

Since inception we have relied upon the sale of equity capital to fund our business.  To date we have raised approximately $10,650 through the sale of our common stock.  As discussed above, we have had no revenues from business operations and have accumulated a deficit of $5,114 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan, of which we can provide no assurance we will be successful in accomplishing.

Going Concern

Our operating losses raise substantial doubt about our ability to continue as a going concern.  Recently, we have been able to raise additional capital sufficient to continue as a going concern.  However, there can be no assurance that this additional capital will be sufficient for us to implement our business plan or achieve profitability in our operations.  Additional equity or debt financing will be required to continue as a going concern.  Without such additional capital, there is doubt as to whether we will continue as a going concern.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not required of smaller reporting companies.

Item 4T.	Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of February 28, 2011 the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended February 28, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers material.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●
The Company’s Audit Committee does not function as an Audit Committee should, since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert,” one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●	The Company has limited segregation of duties which is not consistent with good internal control procedures.

●
The Company does not have a written internal control procedures manual that outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedures manual does not meet the requirements of the SEC or good internal control.

●	There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.  The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be addressed and will no longer be a concern to management.  Having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II ― OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 1A.	Risk Factors.
Not required of smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds.
None

Item 3.	Defaults upon Senior Securities.
None

Item 4.	[REMOVED AND RESERVED]
None

Item 5.	Other Information.
None

Item 6.	Exhibits.

(a)	Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrackSoft Systems, Inc.

Date: March 28, 2011	By:	/s/ Matthew Howell
Matthew Howell
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: March 28, 2011	By:	/s/ Matthew Howell
Matthew Howell
President and Chief Executive Officer