Form 10-Q
period 2011-05-31
TrackSoft Systems, Inc.
filed 2011-06-28
CIK 1502777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[x]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2011

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

2820 North Pinal Ave., Ste 12-92
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes [x]	No [ ]

As of June 27, 2011 there were 2,335,000 shares of Common Stock, par value $0.001 were issued and outstanding.

TrackSoft Systems, Inc.
For the fiscal quarter ended
May 31, 2011

PART I ― FINANCIAL INFORMATION

Item 1.	Financial Statements.

TRACKSOFT SYSTEMS, INC.

(A Development Stage Enterprise)

Condensed Financial Statements

May 31, 2011

(unaudited)

TRACKSOFT SYSTEMS, INC.

(A Development Stage Enterprise)

 Condensed Financial Statements

May 31, 2011

(unaudited)

CONTENTS

Page(s)
Condensed Balance Sheets as of May 31, 2011 and August 31, 2010	4

Condensed Statements of Operations for the three and nine months ended May 31, 2011 and March 30, 2010 (Inception) to May 31, 2011	5

Condensed Statements of Cash Flows for the nine months ended May 31, 2011 and March 30, 2010 (Inception) to May 31, 2011	6

Notes to the Condensed Financial Statements	7 - 9

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Balance Sheets

	May 31, 2011	August 31, 2010

	(Unaudited)
ASSETS

Current assets
Cash	$2,247	$4,250
Total current assets	2,247	4,250

Total assets	$2,247	$4,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Related party payable	$300	$-
Total current liabilities	300	-

Stockholders' Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,335,000 and 2,000,000 issued and outstanding at May 31, 2011 and August 31, 2010	2,335	2,000
Additional paid in capital	9,365	3,000
Deficit accumulated during the development stage	(9,753)	(750)
Total stockholders' equity	1,947	4,250

Total liabilities and stockholders' equity	$2,247	$4,250

See accompanying notes to condensed financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Statements of Operations (unaudited)

	Three months ended May 31, 2011	Nine months ended May 31, 2011	March 30, 2010 (Inception) to May 31, 2010	Period of March 30, 2010 (Inception) to May 31, 2011

Revenue	$-	$-	$-	$-

Expenses
General and administrative	112	327	-	327
Professional fees	4,527	8,676	375	9,426
Total expenses	4,639	9,003	375	9,753

Net loss	$(4,639)	$(9,003)	$(375)	$(9,753)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	$2,335,000	2,125,311	2,000,000

See accompanying notes to condensed financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (unaudited)

	Nine months ended May 31, 2011	March 30, 2010 (Inception) to May 31, 2010	Period of March 30, 2010 (Inception) to May 31, 2011

Cash flows from operating activities
Net loss	$(9,003)	$(375)	$(9,753)
Accrued liabilities	-	375	-
Net cash used in operating activities	(9,003)	-	(9,753)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	300	-	300
Proceeds from common stock issuances	6,700	5,000	11,700
Net cash provided by financing activities	7,000	5,000	12,000

Net change in cash	(2,003)	5,000	2,247
Cash at beginning of period	4,250	-	-
Cash at end of period	$2,247	$5,000	$2,247

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to condensed financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
 May 31, 2011

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of May 31, 2011 or August 31, 2010.

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

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
 May 31, 2011

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

On March 1, 2011, the Company authorized the issuance of 52,500 shares of its $0.001 par value common stock at $0.02 per share in consideration of $1,050 in cash.

As of May 31, 2011 and August 31, 2010 the Company had 2,335,000 and 2,000,000 shares of its $0.001 par value common stock issued and outstanding.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods ended May 31, 2011 and August 31, 2010.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
 May 31, 2011

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

During the period of September 1, 2010 to May 31, 2011, the Company engaged the edgarization services of an entity controlled by our President. Total payments made to this entity during this period and since inception were $1,100. There was no amount due to the entity as of May 31, 2011 or August 31, 2010.

During the nine months ended May 31, 2011, the Company received loans from a shareholder totaling $300 to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

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

Overview

TrackSoft Systems was incorporated in the State of Wyoming on March 30, 2010.  December 6, 2010 our registration statement filed on Form S-1 was deemed effective, registering 5,000,000 common shares at a fixed price of $0.02 per share.  As of May 31, 2010 the Company has sold 335,000 shares through the registered offering to individual shareholders with approximate proceeds raised of $6,700.

We currently devote substantially all of our efforts to financial planning, raising capital and developing markets as we continue to be in the development stage.  On May 3, 2011 our common stock was deemed eligible for quotation on the Over-the-Counter Bulletin Board (OTCBB).  As of the date of this document there have been no trades of our common stock.  We cannot provide any assurance a market will develop in the future for our common stock.  If a market does not develop, investors would likely lose their entire investment.

Plan of Operations

To date, our business activities have been limited to maintaining our reporting requirements and attempting to raise capital through our registered offering for the furtherance of our proposed business plan.  We must raise additional capital to support our ongoing existence while we attempt to develop our business.  We cannot assure you that we will be able to complete additional financings successfully and failure to do so would result in business failure and a complete loss of any investment made into the Company.

Critical Accounting Policies and Estimates

See Note 2 to the financial statements contained elsewhere in this Form 10-Q statement for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Our critical accounting policies are as follows:

Stock Based Compensation

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

New accounting pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Results of Operations

Three Months Ended May 31, 2011. We had no revenue for the three months ended May 31, 2011.  We incurred expenses of $112 in administrative fees and $4,527 in professional fees with total expenses for this period of $4,639.  Our weighted average shares outstanding for this period was 2,335,000.

Nine Months Ended May 31, 2011. We had no revenue for the nine months ended May 31, 2011.  We incurred expenses of $327 in administrative fees and $8,676 in professional fees with total expenses for this period of $9,003.  Our weighted average shares outstanding for this period was 2,125,311.  The professional fees incurred were associated with the costs of completing the registration statement filed in October 2010 and maintaining our reporting requirements for the period ended February 28, 2011.

March 30, 2010 (Inception) to May 31, 2011. We have had no revenue since inception.  Since inception we have incurred expenses of $327 in administrative fees and $9,426 in professional fees with total expenses $9,753.  The professional fees incurred were associated with initial start-up costs and the costs of completing the registration statement filed in October 2010 and maintaining our reporting requirements for the period ended February 28, 2011.

Liquidity and Capital Resources

Since inception we have relied upon the sale of equity capital to fund our business.  To date we have raised approximately $11,700 through the sale of our common stock.  As discussed above, we have had no revenues from business operations and have accumulated a deficit of $9,753 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan, of which we can provide no assurance we will be successful in accomplishing.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not required of smaller reporting companies.

Item 4.	Controls and Procedures

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the quarter ended May 31, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers material.

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

PART II ― OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 1A.	Risk Factors.
Not required of smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds
None

Item 3.	Defaults upon Senior Securities.
None

Item 4.	[REMOVED AND RESERVED]
None

Item 5.	Other Information.
None

Item 6.	Exhibits.

(a)	Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrackSoft Systems, Inc.

Date: June 27, 2011	By:	/s/ Matthew Howell
Matthew Howell
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date: June 27, 2011	By:	/s/ Matthew Howell
Matthew Howell
President and Chief Executive Officer