Form 10-K
period 2011-08-31
TrackSoft Systems, Inc.
filed 2011-11-29
CIK 1502777

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended: August 31, 2010
or

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 000-54294

TRACKSOFT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	27-0938396
State of Incorporation	(IRS Employer Identification No.)

112 North Curry Street Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (520) 424-5262

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the
Securities Act.  Yes [   ]  No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or
15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes |X |  No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [  ]   Accelerated filer [   ] Non-accelerated filer [   ] (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |X] No |_|

As of November 17, 2011, the registrant had 2,335,000 shares issued and outstanding and the aggregate value of voting and no-voting common equity held by non-affiliates was $3,350

PART I

Item 1. Business

Overview

TrackSoft Systems, Inc. (“Company”, “we” and “our”) was organized on March 30, 2010 under the laws of the State of Wyoming for the purpose of developing a construction project management software package. The Company currently has limited operations and, in accordance with ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise. The Company has not yet implemented its business model and to date has generated no revenues.
The Company intends to develop internet based software that will automate project management workflow allowing project managers, supervisors, coordinators, vendors and customers to view in real time the progress and specific scheduling of a multistage project

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised in its offering filed with the SEC on October 12, 2010 and deemed effective on December 6, 2010.  If the Company cannot raise at least the minimum offering amount, we will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues in the future.  If we do not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

We have only two Officers and one Director. They are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, the may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment.

We do not expect to incur research and development costs within the next twelve months (12).  We currently do not own any significant plant or equipment that it would seek to sell in the near future.  Management does not anticipate the need to hire employees over the next twelve (12) months.  Currently, the Company believes the services provided by its officers and director appears sufficient at this time.  The Company has not paid for expenses on behalf of any director.

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

We do not expect to purchase or sell plant or significant equipment in the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties and have not entered into any long term lease or rental agreements for property. Our business office is located at 2820 North Pinal Ave., Ste 12-92 Casa Grande, AZ 85222. Our telephone number is (520) 424-5262 and our fax number is (520) 374-2613. Management believes that its present office facilities are sufficient to accommodate our business requirements up to and until such time that we begin operations.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge no such proceedings are threatened or contemplated by any party.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company’s common shares are currently quoted on the OTC exchange under the symbol TKSS. As of August 31, 2011, the Company had thirty-two (32) active shareholders of record. The Company has not paid cash dividends and has no outstanding options or warrants.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our current view of future economic performance,  the plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our August 31, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2011 Audited Financial Statements - Auditors Report.”

As the company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be difficult for the company to attract investors.

At the present time, we have not been able to raise any additional cash to support our planned operations. If we are unable to raise the cash needed to support our operations, we will either suspend product development and marketing activities until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain theses funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favourable terms, if at all.

Liquidity and Capital Resources

Since inception we have relied upon the sale of equity capital to fund our business.  To date we have raised approximately $11,700 through the sale of our common stock.  We have had no revenues from business operations and have accumulated a deficit of $12,200 since inception.  Furthermore, we have not commenced our planned principal operations.  Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan, of which we can provide no assurance we will be successful in accomplishing.

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage company and have not generated any revenues from activities.  We cannot guarantee that we will be successful in our planned business activities.  Our business is subject to risks inherent to a new business enterprise including limited capital resources, possible delays in the development of our products and possible cost overruns due to cost increases.

Results of Operations

We did not earn any revenues during the fiscal year ending August 31, 2011.  During the fiscal year ending August 31, 2011 we incurred operating expenses of $11,450 comprised of professional fees in the amount of $10,970 and office and administrative expenses of $480.  Since inception the Company has incurred operating expenses of $12,200.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In the event we raise additional funding to meet our requirements, we intend to develop internet based software over the next twelve months that will automate project management workflow allowing project managers, supervisors, coordinators, vendors and customers to view in real time the progress and specific scheduling of a multistage project.  It will be completely internet based, which allows the intermediaries and customers to gain access to project documentation – on a secure internet location – anywhere/anytime. We believe this platform will be a significant benefit to operations by increasing productivity and improving profitability.

The Company plans to develop and market our software application to prospective industrial clientele, businesses and municipalities whom would benefit from tracking in real time the progress of their project.

We believe this application will be a significant advantage to project managers by:

-	Allowing vendors to view in real time the status of the project; specifically when they are scheduled to perform work and notify them of any modifications or delays in the scheduled work;
-	Allow the customers to view in real time the status of their project; specifically dates and times of the different phases of work to be completed and notifications of any modifications or delays; and
-	Provide the project manager a medium where they can update all involved parties on the status of the project in real time.

We believe by focusing on the status of the project in real time or as close to real time as possible will be advantages over other project management software applications, which generally are designed for accounting management of a project.  We believe project managers will embrace the ability to have vendors and customers monitor the status of the project though an internet application and this platform will become increasingly popular taking into consideration individual’s desire for quick and reliable communication.

The systems primary function will be to improve the logistics of data management to a single point of reference.  It is intended to eliminate verbal agreements and lengthy paper processing that slows production.  Increasing production efficiencies also relates to savings in current production processes by reducing the quantity of on the job interactions.

Software Usability

We plan to develop the software to have specific access allowing both limited and full view of the project details depending on the users need and the parties’ status with the specific project.

Project managers would have full access to all jobs, phases, and supervisors inputs. This admission would allow viewing of comments, questions or disagreements that the customer, supervisor, or vendor may have.

Supervisors would have limited access, specific to their job(s).  They would be capable of viewing comments or concerns that a customer or vendor may have, as well as all project information.

Vendors would only have access to their specific phase of the project. They may make or view comments or concerns that only supervisors and project managers can see.

Customers would only have access to their specific job. The customers would be able to have access to make comments for all intermediaries and all phases of the project, but would be limited to what comments they could view as it relates to their specific job.

Projected Process of Software Integration

We believe a case in point of the proposed integration of the software into a real world application would be as follows:  After the sale of a job is made the sales associate would log on to the secure network via our proposed website at www.TrackSoftsystems.com and records the sale thereby alerting all intermediaries of the purchase.  The designated project manager would immediately confirm the supervisor(s) assigned to manage the job. Through the secure website, the supervisor would immediately input and process each vendor that would be used and notify them immediately of the request allowing a predetermined period of time for the vendor to confirm acceptance of the specific job within the project.  During the entirety of the project, vendor(s) would have access through the software to post any questions or comments regarding the task and input immediately once the task was completed.  This would then allow for all intermediaries to be alerted when each phase of the project was done, allowing the next phase to immediately respond with their job acceptance.

Timing for acceptance of each job/task by the vendors would be at the discretion of the project manager and would be posted within the request from the supervisor.

We believe integration of our proposed software would significantly decrease the amount of time required to complete a project, specifically by allowing streamline communications by all parties involved in the project.

Projected Project Systems Management Functionality

We plan to develop the software so users can easily view the progress and status of the project.  We plan to utilize a “green light, yellow light, and red light” visual diagram of any given production whereby each job will list vendors and supervisors and display a current status message along with a corresponding color.

“Yellow Light” At phase 1 the initial color will show yellow meaning that the phase is not scheduled or confirmed by that phase’s vendor.  The vendor creates an entry acknowledging the acceptance of the job and codes the box yellow signifying that it is scheduled but not completed.

“Green Light” Once the task is completed by the vendor they change the light to green signifying that the next phase is ready to be scheduled. The supervisor would be alerted and have access to keep the flow continual by signifying the next phase yellow with a message to please schedule.

“Red Light” If a problem occurs and the process is stopped then the color will be displayed as red by any individual with the exception of the customer.  All “lighted boxed would be labeled with the most recent notes from the last intermediary on the job.  The benefits for the supervisor is the ability to visual address red light problems first and reduce the time and effort to inform customers and vendors verbally of any status changes.

Projected Job Page Displays

Supervisors Page:  We plan to develop the software in a manner where every job would have an access page to a printable copy of the work order and/or blueprint, a list of comments and concerns made throughout the process by each intermediary, status photos, and a map of the jobs location.  We plan to have a street view map link for each project, which will be integrated into a map that can show pin point locations of all jobs.  This will enable the supervisors to visual see the locations of all their jobs increasing productivity by reducing travel times. Supervisors will also have the ability to sort their index by vendors, jobs, or color codes.  We believe this will be a great benefit to them by allowing for the ability to prioritize problems and address them more quickly which would increase customer service and reduce down time.

Vendor Page: The vendor page functionality would be similar to the supervisors’ page in that they would be able to view all their specific jobs and sort their information accordingly. This would provide the vendor(s) with the ability to prepare for upcoming assignments and to estimate more effectively completion times.

Customer Page: Customer pages would have the most limited access. These pages would only show the blueprint, and list of scheduled tasks.  We believe this limited viewing would be adequate for customers by providing them information related to when and who will be working on their project.

Potential investors must be aware that as of the date of this prospectus we do not have any product available for commercial use or sale and have not developed any project management software.  There is no guarantee or assurance that we will be able to develop our proposed software in the future.  If we are unsuccessful in developing our proposed software in the future any investment made into the Company would be lost in its entirety.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)

Financial Statements
August 31, 2011

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)

 Financial Statements
August 31, 2011

CONTENTS

Page(s)
Report of Independent Registered Accounting Firm	F-1

Balance Sheets as of August 31, 2011 and 2010	F-2

Statements of Operations for the year ended August 31, 2011, March 30, 2010 (Inception) to August 31, 2010 and March 30, 2010 (Inception) to August 31, 2011	F-3

Statement of Changes in Stockholders’ Equity (Deficit) from March 30, 2010 (Inception) to August 31, 2011	F-4

Condensed Statements of Cash Flows for the year ended August 31, 2011, March 30, 2010 (Inception) to August 31, 2010 and March 30, 2010 (Inception) to August 31, 2011	F-5

Notes to the Financial Statements	F-6 – F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Tracksoft Systems, Inc.

We have audited the accompanying balance sheet of Tracksoft Systems, Inc. (A Development Stage Enterprise) as of August 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the periods then ended and the period March 30, 2010 (inception) through August 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tracksoft Systems, Inc. (A Development Stage Enterprise) as of August 31, 2011 and 2010 and the results of its operations and cash flows for the periods then ended and the period March 30, 2010 (inception) through August 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

November 3, 2011
Las Vegas, Nevada

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Balance Sheets

	August 31,
	2011	2010
ASSETS

Current assets
Cash	$-	$4,250
Total current assets	-	4,250

Total assets	$-	$4,250

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Related party payable	$500	$-
Total current liabilities	500	-

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,335,000 and 2,000,000 issued and outstanding at August 31, 2011 and August 31, 2010	2,335	2,000
Additional paid in capital	9,365	3,000
Deficit accumulated during the development stage	(12,200)	(750)
Total stockholders' equity (deficit)	(500)	4,250

Total liabilities and stockholders' equity (deficit)	$-	$4,250

See accompanying notes to financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Statements of Operations

	Year ended August 31, 2011	March 30, 2010 (Inception) to August 31, 2010	Period of March 30, 2010 (Inception) to August 31, 2011
Revenue	$-	$-	$-

Expenses
General and administrative	480	-	480
Professional fees	10,970	750	11,720
Total expenses	11,450	750	12,200

Net loss	$(11,450)	$(750)	$(12,200)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	2,178,164	2,000,000

See accompanying notes to financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (deficit)
For the Period of March 30, 2010 (Inception) to August 31, 2011

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 30, 2010 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash, April 19, 2010, $.0025 per share	2,000,000	2,000	3,000	-	5,000
Net loss, period of March 30, 2010 (Inception) to August 31, 2010	-	-	-	(750)	(750)
Balance, August 31, 2010	2,000,000	$2,000	$3,000	$(750)	$4,250

Common stock issued for cash	335,000	335	6,365	-	6,700
Net loss, year ended August 31, 2011	-	-	-	(11,450)	(11,450)
Balance, December 31, 2010	2,335,000	$2,335	$9,365	$(12,200)	$(500)

See accompanying notes to financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Year ended August 31, 2011	March 30, 2010 (Inception) to August 31, 2011	Period of March 30, 2010 (Inception) to August 31, 2011

Cash flows from operating activities
Net loss	$(11,450)	$(750)	$(12,200)
Net cash used in operating activities	(11,450)	(750)	(12,200)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	500	-	500
Proceeds from common stock issuances	6,700	5,000	11,700
Net cash provided by financing activities	7,200	5,000	12,200

Net change in cash	(4,250)	4,250	-
Cash at beginning of period	4,250	-	-
Cash at end of period	$-	$4,250	$-

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 August 31, 2011

Note 1 - Nature of Business

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of August 31, 2011 or 2010.

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

 Fair Value of Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 August 31, 2011

Note 2 - Significant Accounting Policies (continued)

 Fair Value of Financial Instruments (continued)

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at August 31, 2011 or 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended August 31, 2011 or 2010.

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

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Share Based Expenses

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

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 August 31, 2011

Note 2 - Significant Accounting Policies (continued)

Share Based Expenses (continued)

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

Recent Accounting Pronouncements

Issued

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company's financial position, result of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 August 31, 2011

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

On March 1, 2011, the Company authorized the issuance of 52,500 shares of its $0.001 par value common stock at $.02 per share in consideration of $1,050 in cash.

As of August 31, 2011 and 2010 the Company had 2,335,000 and 2,000,000 shares of its $0.001 par value common stock issued and outstanding.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods ended August 31, 2011 and 2010.

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

During the period of September 1, 2010 to August 31, 2011, the Company engaged the edgarization services of an entity controlled by our President. Total payments made to this entity during this period and since inception were $1,269. There was no amount due to the entity as of August 31, 2011 or 2010.

During the year ended August 31, 2011, the Company received loans from a shareholder totalling $500 to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
 August 31, 2011

Note 5 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended August 31, 2011 or 2010, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company’s deferred tax assets as of August 31, 2011 and 2010 are as follows:

	August 31,
	2011	2010
Net operating loss carry forward	$4,270	$263
Valuation allowance	(4,270)	(263)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	August 31,
	2011	2010
Net operating loss carry forward	$4,007	$263
Valuation allowance	(4,007)	(263)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended August 31, 2011 or 2010.

The net federal operating loss carry forward will expire in 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our auditors are the firm of Kyle L. Tingle, CPA, LLC operating from their offices at 3145 E Warm Springs Road #200 Las Vegas, NV  89120.  There have not been any disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A.     Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and principle executive officer, who also acts as our principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Annual Report on Internal Control Over Financial Reporting

As of August 31, 2011 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2011.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures which could result in a material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated or plan to initiate the following series of measures.

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.
Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report which has materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Item 9A.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

Identification of Directors and Executive Officers

TrackSoft Systems’s executive officer and director and his respective age as of August 31, 2010 are as follows:

Directors:

Name of Director	Age
Matthew Howell at 2820 North Pinal Ave., Suite 12/292, Casa Grande, AZ 85222	35
Executive Officers:
Name of Officer	Age	Office
Matthew Howell 2820 North Pinal Ave., Suite 12/292, Casa Grande, AZ 85222	35	President, Chief Financial Officer, Chief Executive Officer
Phuthachak Muleethed 2820 North Pinal Ave., Suite 12/292, Casa Grande, AZ 85222	Age 42	Corporate Secretary

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Our director holds office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings.  Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

Set forth below is a brief description of the background and business experience of our executive officers and director.

Matthew Howell, age 35, CEO, CFO, President, and Member of the Board of Directors:

For the past five years (5) years, Mr. Howell has been an independent income tax preparer and small business consultant, Gilbert-Arizona.  Mr. Howell has experience in income tax law and small business management. Over the past two (2) years Mr. Howell owned and operated Access EDGAR Filings LLC, Gilbert-Arizona.  Access EDGAR Filings is a company engaged in providing third party filing services for corporations with the United States Securities and Exchange Commission. Over the past year (1) Mr. Howell has owned and managed Presidential Painting Services, LLC, Gilbert-Arizona.  Presidential Painting Services is a specialty trade contractor engaged in providing commercial and residential painting services.  He has is Bachelor of Arts Degree/Business Management and Administration from Northwest College - Kirkland, Washington.

Phuthachak Muleethed, age 42,

Phuthachak Muleethed is the Secretary of our Company since inception. Phuthachak for the past five (5) years has been self employed business consultant primarily involved with business development and financing.  Phuthachak has consulted to numerous small and medium sized businesses in the design and development of marketing plans, offering documents and Internet presence. He also has experience in the area of financial structuring and fund raising for start-up businesses.

Significant Employees

The Company does not, at present, have any employees other than the current officers and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and director.

Family Relations

There are no family relationships among the Directors and Officers of TrackSoft Systems, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.   Executive Compensation

Our current officers and director have not and do not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officers or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, share sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12.   Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The Company stock is available for quotation on the OTCBB. As of August 31, 2011, there is no Hi/Low bid information. Effective November 6, 2011, the Company had thirty-two (32) shareholders of record.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security
Matthew Howell
President and Director	2,000,000	85.6%	Common

Officers and Directors as a Group	2,000,000	85.6%	Common

There were no grants of stock options since inception to August 31, 2011. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The following table sets forth:
1.	All compensation plans previously approved by security holders; and
2.	All compensation plans not previously approved by security holders.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have NotVested ($)	Equity Incentive Plan Awards: Numberof Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Matthew Howell	-	-	-	-	-	-	-	-	-
Phuthachak Muleethed	-	-	-	-	-	-	-	-	-

Item 13.   Certain Relationships and Related Transactions and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officer, director or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by her will be available for any specific length of time in the future.  Each officer of the Company can devote ten hours per week to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services

During the fiscal year ended August 31, 2011 we incurred approximately $2,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended August 31, 2011. For review of our financial statements for the quarters ended February 28, 2011 and May 31, 2011, we incurred approximately $ 3,000 in fees to our principal independent accountants for professional services.

During the fiscal year ended August 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15.   Exhibits

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws of TrackSoft Systems, Inc. [2]
23.1	Consent of Kyle L. Tingle, CPA, LLC
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on October 12, 2010.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on October 12, 2010.

  * Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrackSoft Systems, Inc.

BY:	/s/ Matthew Howell
Matthew Howell
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Dated:  November 28, 2011