Form 10-Q
period 2011-11-30
TrackSoft Systems, Inc.
filed 2012-01-17
CIK 1502777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended November 30, 2011

    OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54294

TRACKSOFT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Wyoming
(State or other jurisdiction of incorporation or organization)

112 North Curry Street, Carson City, Nevada 89703
(Address of principal executive offices, including zip code.)

(520) 424-5262
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

As of January 13, 2012, there are 2,335,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “TrackSoft” and the “Registrant” refer to TrackSoft Systems, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)

Condensed Financial Statements
November 30, 2011

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)

 Condensed Financial Statements
November 30, 2011

CONTENTS

Page(s)
Condensed Balance Sheets as of November 30, 2011 and August 31, 2011	1

Condensed Statements of Operations for the three months ended November 30, 2011 and 2010 and the period of March 30, 2010 (Inception) to November 30, 2011	2

Condensed Statements of Cash Flows for the three months ended November 30, 2011 and 2010 and the period of March 30, 2010 (Inception) to November 30, 2011	3

Notes to the Condensed Financial Statements	4 - 8

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Condensed Balance Sheets

	November 30, 2011	August 31, 2011

	(Unaudited)
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued liabilities	$51	$—
Note payable	15,099	—
Related party payable	500	500
Total current liabilities	15,650	500

Stockholders’ Deficit
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,335,000 issued and outstanding at November 30 and August 31, 2011	2,335	2,335
Additional paid in capital	9,365	9,365
Deficit accumulated during the development stage	(27,350)	(12,200)
Total stockholders’ deficit	(15,650)	(500)

Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to the unaudited financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Statements of Operations (unaudited)

	Three months ended November 30,		Period of March 30, 2010 (Inception) to November 30,
	2011	2010	2011
Revenue	$—	$—	$—

Operating Expenses
General and administrative	—	125	480
Professional fees	15,099	3,711	26,819
Total operating expenses	15,099	3,836	27,299

Other expense
Interest expense	51	—	51
Total other expense	51	—	51

Net loss	$(15,150)	$(3,836)	$(27,350)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	2,335,000	2,000,000

See accompanying notes to the unaudited financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

	Three months ended November 30,		Period of March 30, 2010 (Inception) to November 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(15,150)	$(3,836)	$(27,350)
Changes in operating liability:
Accrued liabilities	51	—	51
Net cash used in operating activities	(15,099)	(3,836)	(27,299)

Net cash used in investing activities	—	—	—

Cash flows from financing activities
Proceeds from note payable	15,099		15,099
Proceeds from related party payable	—	—	500
Proceeds from common stock issuances	—	—	11,700
Net cash provided by financing activities	15,099	—	27,299

Net change in cash	—	(3,836)	—
Cash at beginning of period	—	4,250	—
Cash at end of period	$—	$414	$—

Supplemental cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to the unaudited financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements (Unaudited)
November 30, 2011

Note 1 -Nature of Business

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended August 31, 2011 included in its Annual Report on Form 10-K.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of November 30 or August 31, 2011.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements (Unaudited)
November 30, 2011

Note 2 - Significant Accounting Policies (continued)

Income taxes

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No.2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment” (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our financial statements.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements (Unaudited)
November 30, 2011

Note 2 - Significant Accounting Policies (continued)

In June 2011, the FASB issued Accounting Standards Update No.2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our financial statements.

In May 2011, the FASB issued Accounting Standards Update No.2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement” (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 3 below). ASU 2011-04 is effective for us in our fourth quarter of fiscal 2012 and should be applied prospectively.

We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

Note 3 –Notes Payable

On October 21, 2011, the Company received a loan of $15,099 to fund operations. The loan carries a 3% annual interest rate, has no repayment terms and as such is included in current liabilities. Accrued interest due totaled $51 at November 30, 2011.

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements (Unaudited)
November 30, 2011

Note 4 -Stockholders’ Equity

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

As of November 30 and August 31, 2011 the Company had 2,335,000 shares of its $0.001 par value common stock issued and outstanding.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive .Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods ended November 30, 2011 and August 31, 2011.

Note 5 -Related Party Transactions

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

TRACKSOFT SYSTEMS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements (Unaudited)
November 30, 2011

During the period of September 1, 2010 to May 31, 2011, the Company engaged the Edgarization services of an entity controlled by our former President. Total payments made to this entity during this period and since inception were $1,100. There was no amount due to the entity as of November 30 or August 31, 2011.

During the year ended August 31, 2011, the Company received loans from a shareholder totaling $500 to fund operations. The loans are non-interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an overview of the important factors that management focuses on in evaluating our business; financial condition and operating performance should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth in the Company’s reports filed with the SEC on Form 10-K, 10-Q and 8-K as well as in this Quarterly Report on Form 10-Q. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our Company

TrackSoft Systems, Inc. (the “Company”) was organized on March 30, 2010 under the laws of the State of Wyoming for the purpose of developing a construction project management software package.  The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is August 31.

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

Results of Operations

Due to our lack of funds, our operations are limited. We currently devote substantially all of our efforts to financial planning, raising capital and developing markets as we continue to be in the development stage.  Accordingly, the Company has realized no revenues from March 30, 2010 (Inception) through November 30, 2011, and inflation and changing prices have had no impact on the Registrant’s revenues or income from continuing operations since inception.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations.  Our historical results presented below are not necessarily indicative of future operating results.

	Three Months Ended November 30,
	2011	2010
	(Unaudited)	(Unaudited)

Operating expenses:
General and administrative	$—	$125
Professional fees	$15,099	$3,711
Total operating expenses	15,099	3,836

Other expense:
Interest expense	51	—
Total other expense	51	—

Income tax (expense) benefit	—	—

Net loss	$(15,150)	$(3,836)

Three Month Period Ended November 30, 2011 Compared to Three Month Period Ended November 30, 2010.

Operating Expenses:

Operating expenses primarily consist of legal, accounting and transfer agent fees incurred.  During the three month period ended November 30, 2011, the Company incurred $15,099, compared to $3,836 for the three month period ended November 30, 2010, representing an increase of $11,263, or 293.61%.  This increase is primarily due to audit, filing, and transfer agent fees incurred during the three month period ended November 30, 2011, totaling $15,099, which fees were not similarly incurred during the corresponding period in the prior year.

Liquidity and Capital Resources

Since inception we have relied upon the sale of equity capital to fund our business. To date we have raised approximately $11,700 through the sale of our common stock. We have had no revenues from business operations and as of November 30, 2011 and August 31, 2011, the Company has a negative working capital of $15,650 and $500, respectively, and an accumulated deficit of $27,350 and $12,200, respectively. Furthermore, we have not commenced our planned principal operations. Our future is dependent upon our ability to obtain equity and/or debt financing and upon future profitable operations from the development of our business plan, of which we can provide no assurance we will be successful in accomplishing.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of November 30, 2011 and August 31, 2011, our total current liabilities totaled $15,650 and $500, respectively.

We currently have no cash on hand and no other liquid assets. Therefore, in order to carry on our business, we must obtain additional capital. The Company intends to fund continuing operations through equity financing arrangements; however, we have no current prospects for any equity financing arrangements. Therefore, available capital may be insufficient to fund capital expenditures, required working capital, and other cash requirements for the next twelve months.

The successful execution of our business plan requires significant cash resources. Because of our limited operating history, equity or debt financing arrangements may not be available in amounts and on terms acceptable to us, if at all. Additionally, because we intend to rely upon the sale of additional equity securities, there is a risk that your shares will suffer additional dilution. Furthermore, if we incur additional indebtedness there is a risk that increased debt service obligations will restrict our operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders.

As of November 30, 2011 and August 31, 2011, we had no material commitments for capital expenditures.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

*filed herewith
(1) Incorporated by reference to the Form S-1 registration statement filed on October 12, 2010.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 17, 2012

By:	TRACKSOFT SYSTEMS, INC.

By: /s/ Rosario Piacente
Rosario Piacente
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer