Form 10-Q
period 2012-02-29
TrackSoft Systems, Inc.
filed 2012-04-23
CIK 1502777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-54294

TRACKSOFT SYSTEMS, INC.
(Exact name of registrant as specified in its Charter)

Wyoming	272300669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

4364 Bonita Road, No. 424,
Bonita, California 91902
 (Address of principal executive offices and Zip Code)
 _______________

(520) 424-5262
(Registrant’s telephone number, including area code)
_______________

Not Applicable.

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                  Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of April 22, 2012, 757,000 ordinary shares, par value $0.001 per share, issued and outstanding.

TRACKSOFT SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q
February 29, 2012

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of TrackSoft Systems, Inc..

In addition, unless the context otherwise requires and for the purposes of this Report only:
•	“Closing Date” means February 6, 2011;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Howell” refers to Matthew Howell, our former principal shareholder prior to Assets Acquisition (as defined below);
•	“SEC” refers to the Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“TrackSoft” refers to TrackSoft Systems, Inc., a Wyoming corporation.
•	“Zizzaz” refers to Zizzaz, LLC, a Delaware limited liability company;

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

TRACKSOFT SYSTEMS, INC.
 (A DEVELOPMENT STAGE COMPANY)
MARCH 30, 2010 (INCEPTION) TO FEBRUARY 29, 2012

Page(s)

Balance Sheets as of February 29, 2012 and August 31, 2011	F-1

Statements of Operations for the Three and Six Months Ended February 29, 2012 and February 28, 2011 and for the Period March 30, 2010 (Inception) to February 29, 2012	F-2

Statement of Changes in Stockholders’ Equity (Deficit) for the Period March 30, 2010 (Inception) to February 29, 2012	F-3

Statements of Cash Flows for the Six Months Ended February 29, 2012 and February 28, 2011 and for the Period March 30, 2010 (Inception) to February 29, 2012	F-4

Notes to Financial Statements	F-5 to F-19

F-

Tracksoft Systems, Inc.
(A Development Stage Company)
Balance Sheets

	February 29, 2012	August 31, 2011
	(unaudited)

Assets

Current Assets
Cash	$34,186	$-
Restricted cash	162,805
Accounts receivable, net	10,466
Inventories	80,664
Prepaid expenses	3,500	-
Total Current Assets	291,621	-

Debt issuance costs - net	19,370	-
Intangible assets - net	995,181	-
Total Assets	$1,306,172	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$83,344	$-
Note payable	15,099	-
Loans payable - related parties	800	500
Total Current Liabilities	99,243	500

Convertible notes payable, net of debt discount	287,875	-
Derivative liability -convertible notes payable	1,062,637	-

Total Liabilities	1,449,755	500

Stockholders' Deficit
Common stock, $0.001 par value; 50,000,000 shares authorized; 757,000
and 2,335,000 shares issued and outstanding, respectively	757	2,335
Additional paid in capital	10,943	9,365
Deficit accumulated during the development stage	(155,283)	(12,200)
Total Stockholders' Deficit	(143,583)	(500)

Total Liabilities and Stockholders' Deficit	$1,306,172	$-

See accompanying notes to financial statements

Tracksoft Systems, Inc.
(A Development Stage Company)
Statements of Operations

					March 30, 2010
					(inception)
	Three Months Ended		Six Months Ended		through
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012

Sales - net of slotting fees and discounts	$3,024	$-	$3,024	$-	$3,024

Cost of sales	2,097	-	2,097	-	2,097

Gross Profit	927	-	927	-	927

General and administrative expenses	119,119	528	134,218	4,364	146,418

Loss from operations	(118,192)	(528)	(133,291)	(4,364)	(145,491)

Other income (expense)
Change in fair value of derivative liabilities	33,992	-	33,992	-	33,992
Interest expense - amortization of debt discounts	(34,504)	-	(34,504)	-	(34,504)
Interest expense -other	(9,229)	-	(9,280)	-	(9,280)
Total other income (expense)	(9,741)	-	(9,792)	-	(9,792)

Net loss	$(127,933)	$(528)	$(143,083)	$(4,364)	$(155,283)

Net loss per common share - basic and diluted	$(0.07)	$(0.00)	$(0.07)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	1,931,733	2,037,667	1,931,733	2,018,729

See accompanying notes to financial statements

Tracksoft Systems, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period from March 30, 2010 (Inception) to February 29, 2012

				Deficit Accumulated
	Common Stock			during the	Stockholders' Equity
	Shares	Amount	Additional Paid-In Capital	Development Stage	(Deficit)

Balance, March 30, 2010 (Inception)	-	$-	$-	$-	$-

Stock issued for cash April 19, 2010
@ $0.0025 per share	2,000,000	2,000	3,000	-	5,000

Net loss				(750)	(750)

Balance, August 31, 2010	2,000,000	2,000	3,000	(750)	4,250

Stock issued for cash	335,000	335	6,365	-	6,700

Net loss				(11,450)	(11,450)

Balance, August 31, 2011	2,335,000	2,335	9,365	(12,200)	(500)

Cancellation of shares	(1,578,000)	(1,578)	1,578	-	-

Net loss				(143,083)	(143,083)

Balance, February 29, 2012	757,000	$757	$10,943	$(155,283)	$(143,583)

See accompanying notes to financial statements

Tracksoft Systems, Inc.
Statements of Cash Flows

			March 30, 2010
			(inception)
	Six Months Ended		through
	February 29,	February 28,	February 29,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(143,083)	$(4,364)	$(155,283)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	205		205
Amortization of debt discount	34,504	-	34,504
Amortization of debt issue costs	630	-	630
Change in fair value of derivative liabilities	(33,992)	-	(33,992)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,024)	-	(3,024)
Prepaid and other	(3,500)	-	(3,500)
Inventory	2,097	-	2,097
Increase (decrease) in:
Accounts payable and accrued liabilities	(2,245)	75	(2,245)
Net Cash Used In Operating Activities	(148,408)	(4,289)	(160,608)

Cash Flows From Investing Activities:
Net Cash Provided by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	300	300	800
Proceeds from convertible notes - net debt issuance costs	167,195	-	167,195
Proceeds from notes payable	15,099	-	15,099
Issuance of common stock	-	5,650	11,700
Net Cash Provided By Financing Activities	182,594	5,950	194,794

Net change in cash	34,186	1,661	34,186

Cash at beginning of period	-	4,250	-

Cash at end of period	$34,186	$5,911	$34,186

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Convertible notes issued in asset acquisition	$1,000,000	$-	$1,000,000
Cancellation of 1,578,000 common shares	$1,578	$-	$1,578
Assets acquired and liabilities assumed through asset acquisition as follows:
Accounts Receivable	$7,442		$7,442
Inventory	$82,761	$-	$82,761
Trade Name	$179,000	$-	$179,000
Customer List	$26,000	$-	$26,000
Goodwill	$790,386	$-	$790,386
Accounts payable and accrued expenses	$85,589	$-	$85,589

See accompanying notes to financial statements

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

Note 1 Nature of Operations

Business

TrackSoft Systems, Inc. (“Company”, “we” and “our”) was organized on March 30, 2010 under the laws of the State of Wyoming. The Company was originally formed for the purpose of developing a construction project management software package.

On February 6, 2012, we entered into a series of transactions pursuant to which we acquired all of the assets of Zizzaz, LLC (“Zizzaz”), sold our certain assets to our former principal stockholders, and completed a private offering of our securities for an aggregate purchase price of approximately $350,000. The following summarizes the foregoing transactions:

●
Acquisition of Assets of Zizzaz. We acquired all of the assets of Zizzaz in exchange for the issuance of promissory notes, convertible into shares of our common stock, $0.001 par value at a per share conversion price of $0.50, in the amount of $1,000,000 pursuant to a Purchase Agreement between us, Zizzaz, and the members of Zizzaz.

●
Sales of TrackSoft Assets. Immediately prior to the acquisition of all of the assets of Zizzaz, we sold certain assets to Matthew Howell, in exchange for the cancellation of a total of 1,578,000 shares of our common stock previously held by Mr. Howell.

●
Financing Transaction. Immediately following the acquisition of all of the assets of Zizzaz, we completed a private offering of promissory notes, convertible into shares of our common stock, $0.001 par value at a per share conversion price of $0.50. The aggregate purchase price of the notes was approximately $350,000.

As a result of the foregoing transactions, we are now a company in the business of creating, acquiring and marketing consumer packaged goods, primarily beverages and nutraceuticals.

From inception until we completed the Assets Acquisition, our operations consisted of developing and commercializing internet based software that will automate project management workflow allowing project managers, supervisors, coordinators, vendors and customers to view in real time the progress and specific scheduling of a multistage project. During that time, we did not generate any significant revenue and our operations were limited primarily to capital formation, organization, and development of our business plan.

Pursuant to the Acquisition of Assets of Zizzaz, LLC (“Zizzaz”), as discussed in Note 4, we ceased to engage in the software industry and engaged in the distribution of beverages and nutraceutical products of our own brand and third-party manufacture.

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

Fiscal Year End

The Company has elected a fiscal year end of August 31.

Note 2 Summary of Significant Accounting Policies

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended August 31, 2011 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended August 31, 2011 as filed with the SEC on November 29, 2011.

Development Stage Company

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan, including research and development.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.  See Note 3 regarding going concern matters.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company held no cash equivalents at February 29, 2012 and August 31, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At February 29, 2012 and August 31, 2011, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables.  The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management.  The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of February 29, 2012 the Company deemed all receivables to be collectible.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

February 29, 2012
Finished goods	$22,158
Packaging materials	58,506
$80,664

Intangibles

Intangibles are comprised of goodwill, trade names and customer lists. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes it’s intangibles with finite useful lives over their respective useful lives. For the period March 30, 2010 (Inception) to February 29, 2012, there were no impairments recorded.

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the period March 30, 2010 (Inception) to February 29, 2012, there were no impairment indicators identified

Debt Issue Costs and Debt Discount

These items are amortized over the life of the debt to interest expense. If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s note payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 29, 2012 and August 31, 2011.

The Company’s Level 3 financial liabilities consist of the derivative conversion features issued in February 2012 for which there is no current market for this security such that the determination of fair value requires significant judgment or estimation. The Company valued the conversion features using a black-scholes model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

February 29, 2012		Fair Value Measurement Using

	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$1,062,637	$-	$-	$1,062,637	$1,062,637

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended February 29, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion features	Total

Balance, August 31, 2011	$-	$-

Purchases, issuances and settlements	1,096,629	1,096,629
Total gains or losses (realized/unrealized)
included in net loss	(33,992)	(33,992)

Balance, February 29, 2012	$1,062,637	$1,062,637

Discount on Debt

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the Codification (“Paragraph 815-15-25-1”). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of Paragraph 815-15-25-1 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Research and Development

Research and development is expensed as incurred.  There was no such expense for the period March 30, 2010 (inception) to February 29, 2012.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. There was no such expense for the period March 30, 2010 (inception) to February 29, 2012.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company currently is in the development stage and has only generated $3,024 in revenue since its inception.

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

Advertising

The Company expenses advertising when incurred. Advertising expense for the period March 30, 2010 (inception) to February 29, 2012 was $1,611.

Basic Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Common stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 2,700,000 common shares potentially issuable upon conversion of convetible debt.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Related parties

The Company follows subtopic 850-10 of the Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recent Accounting Pronouncements

In September 2011, the FASB amended the guidance on testing for goodwill impairment that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step goodwill impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. If the entity elects to bypass the qualitative assessment for any reporting unit and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s results of operations or financial condition.

There are no other recent accounting pronouncements that are expected to have an effect on our  financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $143,083 and $148,408, respectively, for the six months ended February 29, 2012 and an accumulated net loss during the development stage totaling $155,283. The Company currently is in the development stage and has only generated $3,024 in revenue since its inception.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

Note 4 Acquisition

On February 06, 2012, the Company entered into a Purchase Agreement with Zizzaz, LLC (“Zizzaz”), and the unit holders of Zizzaz (“Zizzaz Members”); setting forth the acquisition of Zizzaz assets and assumption of liabilities.

Pursuant to the terms of the Purchase Agreement, the Company acquired all of the assets of Zizzaz in exchange for the issuance of secured promissory notes, convertible into shares of our common stock, $0.001 par value at a per share conversion price of $0.50, in the amount of $1,000,000 to the Zizzaz Members. Total price paid for Zizzaz assets in the acquisition was $1 million dollars.

The following sets forth the components of the purchase price:

Purchase Price:
Convertible notes issued to seller	$1,000,000
Assets acquired
Accounts Receivable	7,442
Inventory	82,761
Total assets acquired	90,203
Liabilities assumed
Accounts payable	84,207
Other liabilities	1,382
Total liabilities assumed	85,589
Net assets acquired	4,614
Excess purchase price	$995,386

Based on an independent appraisal, the Company allocated $205,000 of the excess purchase price to intangible assets with the balance of $790,386 assigned to Goodwill.

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer list	8 years

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of September 1, 2010. The pro forma amounts give effect to appropriate adjustments of amortization of intangible assets and interest expense associated with the financing of the purchase. The pro forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of September 1, 2010.

	For the Six Months Ended
	February 29, 2012	February 28, 2011
Revenues	$10,466	$-
Net loss	(615,434)	(313,711)
Loss per share of common stock	(0.32)	(0.16)
Basic and diluted	1,931,733	2,018,729

Note 5 Intangible Assets

Intangible assets were comprised of the following at February 29, 2012:

	Estimated Life	Gross Amount	Accumulated Amortization	Net
Customer List	8 years	26,000	(205)	25,795
Trade Name	Indefinite	179,000	-	179,000
Goodwill	Indefinite	790,386	-	790,386
		$995,386	$(205)	$995,181

Amortization expense related to the customer list totaled $205 for the period September 01, 2011 to February 29, 2012.

Note 6 Sale of TrackSoft Assets

On February 6, 2012, prior to the Acquisition of Assets of Zizzaz, we entered into an agreement of sale with Matthew Howell pursuant to which we sold to Howell certain assets of TrackSoft in exchange for a cancellation of a total of 1,578,000 shares of our common stock held by Mr. Howell.

Note 7  Notes Payable

On October 21, 2011, the Company received a loan of $15,099 to fund operations. The loan carries a 3% annual interest rate, has no repayment terms and as such is included in current liabilities. Accrued interest due totaled $164 at February 29, 2012

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

Note 8 Convertible Notes Payable

On February 6, 2012, in connection with an asset acquisition, the Company issued secured convertible notes in the aggregate principal amount of $1,000,000 to three members of Zizzaz, LLC. (See Note 4)

Each convertible note has a term of twenty- four months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.50 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

Due to the fact that these convertible notes have full reset adjustments based upon the issuance of equity securities by the Company in the future, they are subject to derivative liability treatment under Section 815-40-15 of the Codification (formerly FASB Emerging Issues Task Force 07-5). The convertible notes have been measured at fair value using a black-scholes model at period end with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

The convertible notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes of $812,318.

The embedded derivative of the convertible notes was re-measured at February 29, 2012 yielding a gain on change in fair value of the derivatives of $25,494 for the period ended February 29, 2012. The derivative value of the convertible notes at February 29, 2012 yielded a derivative liability at fair value of $786,824.

As of February 29, 2012, accrued and unpaid interest under the Notes was $6,284.

On February 6, 2012, the Company entered into Subscription Agreements with Whalehaven Capital Fund LTD and Whalehaven Opportunities Fund L.P. (collectively, the “Subscribers”), pursuant to which the Subscribers purchased secured convertible notes in the aggregate principal amount of $350,000, which are convertible into shares of the Company’s common stock.

Each convertible note has a term of twenty- four months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.50 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

Due to the fact that these convertible notes have full reset adjustments based upon the issuance of equity securities by the Company in the future, they are subject to derivative liability treatment under Section 815-40-15 of the Codification (formerly FASB Emerging Issues Task Force 07-5). The convertible notes have been measured at fair value using a black-scholes model at period end with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

The convertible notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes of $284,311.

The embedded derivative of the convertible notes was re-measured at February 29, 2012 yielding a gain on change in fair value of the derivatives of $8,498 for the period ended February 29, 2012. The derivative value of the convertible notes at February 29, 2012 yielded a derivative liability at fair value of $275,813.

As of February 29, 2012, accrued and unpaid interest under the Notes was $2,199.

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

Restricted Cash
$162,805 of the proceeds raised in this offering are to be held in escrow and disbursed as follows:

a.	$50,000 on March 1, 2012
b.	$50,000 on April 2, 2012
c.	$62,805 on May 1, 2012

Convertible notes payable consisted of the following at February 29, 2012 and August 31, 2011:

	February 29, 2012	August 31, 2011
Convertible notes payable, entered into on February 6, 2012 for a term of 24 months maturing on February 6, 2014, with interest at 10% per annum with interest due semi-annually.	$1,000,000	$-

Discount on note payable	(812,318)	-

Accumulated amortization of discount	25,559	-

Convertible notes payable, entered into on February 6, 2012 for a term of 24 months maturing on February 6, 2014, with interest at 10% per annum due semi-annually.	350,000	-

Discount on note payable	(284,311)	-

Accumulated amortization of discount	8,945	-

	$287,875	$-

The Company recorded $34,504 and $0 amortization of the discount to the notes for the six months ended February 29, 2012 and February 28, 2011, respectively. The Company recorded $8,484 interest expense on the convertible notes for the six months ended February 29, 2012.

Note 9 Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance August 31, 2011	$-
Debt issuance costs – February 6, 2012 financings	20,000
Amortization of debt issue costs during six months ended February 29, 2012	(630)
Balance – February 29, 2012	$19,370

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

Note 10 Related Party Transactions

During previous periods, a Company shareholder loaned the Company monies to pay outstanding invoices for professional services. As of February 29, 2012 the Company was indebted to the shareholder in the amount of $500. This loan is unsecured and is due on demand.

As of February 29, 2012 the Company was indebted to two related parties in the amount of $300. During the six months ended February 29, 2012, these related parties advanced the Company $300 to fund operations. The loans are unsecured and are due on demand.

The Company pays a monthly consulting fee to related party in the amount of $10,000. The consultant is also reimbursed for all expenses incurred on behalf of the Company. Consulting fees and reimbursed expenses for the six months ended February 29, 2012 amounted to $30,000 and $33,351, respectively. As of February 29, 2012 the balance due to the consultant amounted to $33,351.

Note 11 Income Taxes

	As of February 29,	As of August 31,
	2012	2011
Deferred tax assets:
Net operating tax carry forwards	$143,083	$12,200
Tax rate	34%	34%
Gross deferred tax assets	48,648	4,148
Valuation allowance	(48,648)	(4,148)

Net deferred tax assets	$-0-	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of February 29, 2012, the Company has net operating loss carry forwards of approximately $143,083. Net operating loss carry forwards expire twenty years from the date the loss was incurred.

TrackSoft Systems, Inc
 (A Development Stage Company)
Notes to Financial Statements
February 29, 2012

Note 12 Stockholders’ Equity

Stock Transactions

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

On February 6, 2012 the Company entered into an agreement of sale with Matthew Howell pursuant to which we sold to Howell certain assets of TrackSoft in exchange for a cancellation of a total of 1,578,000 shares of our common stock held by Mr. Howell.

Note 13 Commitments and Contingencies

Litigations, Claims and Assessments

The Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Note 14 Subsequent Events

None Noted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Company Overview

We are a consumer goods incubator in the business of creating, acquiring and marketing consumer packaged goods, primarily beverages and nutraceuticals.

We sell beverages and nutraceutical products with our own Zizzaz brand and third-party manufactured beverages and nutraceutical products to more than 1,000 different retail stores including brand name stores such as 7-Eleven, Circle K, Valero, Walgreens, Arco AM/PM, Shell, and we also distribute beverages and nutraceutical products through distribution companies and brokers and wholesalers.

We own energy and vitamin drink products under the name Zizzaz including Zizzaz Energy Mix, Zizzazz Extreme Formula, and Kidzazz Kids Vitamins.

Recent Developments

Sales of TrackSoft Assets

On the Closing Date and prior to the Assets Acquisition (as defined below), we entered into an agreement of sale (the “Agreement of Sale”) with Howell pursuant to which we sold to Howell certain assets of TrackSoft in exchange for a cancellation of a total of 1,578,000 shares of our common stock held by Howell (the “Assets Sale”).

Acquisition of Zizzaz Assets

On the Closing Date, we completed an assets acquisition whereby we acquired all of the  assets of Zizzaz in exchange for the issuance of promissory notes (the “Assets Acquisition Notes”), convertible into shares of our common stock, $0.001 par value at a per share conversion price of $0.50,  in the amount of $1,000,000.00 to the Zizzaz Members (the “Assets Acquisition”).

Zizzaz was formed under the laws of Delaware on August 26, 2011, for the purpose of receiving and holding assets assigned by the Zizzaz Members until an acquisition candidate is identified. In October 2011, Zizzaz was assigned security interests from the Zizzaz Members in all of the assets of Global Business Marketing, Inc., a Nevada corporation (“Global”). Global was indebted and obligated to Zizzaz Members and was in default of its obligations. Immediately following the transfer of security interests, Global transferred all of its assets to Zizzaz in satisfaction of its indebtedness and obligations to the Zizzaz Members.

In connection with the Assets Acquisition, Rosario Piacente resigned as President, Chief Financial Officer, and Secretary of the Company, effective on the Closing Date.  Also effective on the Closing Date, Jorge Olson was elected to be a member of our Board of Directors.  In addition, our Board of Directors appointed Mr. Olson as our President, Chief Financial Officer, and Secretary.

As a result of the Assets Acquisition, we have become a company in the business of creating, acquiring and marketing consumer packaged goods, primarily beverages and nutraceuticals.

Financing Transaction

On the Closing Date and immediately following the Assets Acquisition, we completed a private offering (the “Offering”) of promissory notes (the “Financing Note”), convertible into shares of our common stock, $0.001 par value at a per share conversion price of $0.50.  The aggregate purchase price of the notes was approximately $350,000.

Major Corporate Change

To better suit the development of our business operation after Assets Acquisition, we plan to effectuate the following corporate changes upon our shareholders’ approval.

•	increasing the authorized shares of Common Stock of the Company from 50,000,000 to 250,000,000 ;
•	authorizing one or more series of Preferred Stock from time to time in one or more series and in such amounts as may be determined by the Board of Directors;
•	changing our corporate name to Premier Brands, Inc.; and

The Company intends to effectuate a 70:1 forward Split (the “Forward Split”) when and if the increase of shares of Common Stock of the Company as described above is approved by our shareholders. Accordingly, upon the effectiveness of the Forward Split, the conversion price of the Assets Acquisition Notes and the Financing Notes immediately following the Forward Split (assuming no other adjustments to the conversion price of the Assets Acquisition Notes and Financing Notes) shall be $0.00714 per share.

Results of Operations

	Three Months Ended February 29,	Three Months Ended February 28,	Six Months Ended February 29,		Six Months Ended February 28,	March 30, 2010 (inception) through February 29,
	2012	2011	2012		2011	2012
Net sales	$3,024	$-	$3,024		$-	$3,024
Gross profit	$927	$-	$927		$-	$927
General and administrative expenses	$119,119	$528	$134,218		$4,364	$146,418
Loss from operations	$(118,192)	$(528)	$(133,291)		$(4,364)	$(145,491)
Other income (expense)	$(9,741)	$-	$(9,792)	$		$(9,792)
Net loss	$(127,933)	$(528)	$(143,083)		$(4,364)	$(155,283)
Loss per common share – basic and diluted	$(0.07)	$(0.00)	$(0.07)		$(0.00)	$-

For the Three Months ended February 29, 2012 and February 28, 2011

The Company was originally formed to develop internet based software that will automate project management workflow allowing project managers, supervisors, coordinators, vendors and customers to view in real time the progress and specific scheduling of a multistage project. Under this business model, we did not generate any revenue and our operations were limited primarily to capital formation, organization, and development of our business plan.

Change in Business Model

During the three months ended February 29, 2012 we ceased to engage in the internet based software industry and acquired the business of Zizzaz, LLC to engage in the business of creating, acquiring and marketing consumer packaged goods, primarily beverages and nutraceuticals. We generated $3,024 revenue under this new business model and incurred $119,119 in general and administrative expenses for the three months ended February 29, 2012.

Revenue

We had sales during the three months ended February 29, 2012 and February 28, 2011 of $3,024 and $0 respectively. At this time, we are domestically marketing our new products and are in the infancy stage of the revenue generating cycle.

Gross Profit

We are currently in a development stage and have generated minimal revenues. As such, we have recognized gross profit for the three months ending February 29, 2012 and February 28, 2011 of $927 and $0 respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended February 29, 2012 were $119,119, as compared to $528 for the three months ended February 28, 2011.The increase is primarily related to an increase in legal and professional fees in the amount of $82,000 and product promotion and travel related expenses of $33,000.

Loss from Operations

Loss from operations for the three months ended February 29, 2012 was $(118,192), as compared to $(528) for the three months ended February 28, 2011. The increase in loss from operations was primarily attributable to the general and administrative expenses as detailed above.

Other Income (Expenses)

Other Income (Expenses) for the three months ended February 29, 2012 was $(9,741), as compared to $0 for the three months ended February 28, 2011. The increase in other expense was primarily attributable to interest recorded on convertible notes issued during the period and accretion of the debt discount recorded on the convertible notes. This increase was offset by a gain in fair market value of derivative liabilities recorded during the period.

Net Loss

Net Loss for the three months ended February 29, 2012 was $(127,933) or loss per share of $(0.07), as compared to a net loss of $(528) or loss per share of $(0.00), for the three months ended February 28, 2011. The increase in net loss was primarily attributable to the general and administrative expenses as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

For the Six Months Ended February 29, 2012 Compared to the Six Months Ended February 28, 2011

Revenue

We had sales during the six months ended February 29, 2012 and February 28, 2011 of $3,024 and $0 respectively. At this time, we are domestically marketing our new products and are in the infancy stage of the revenue generating cycle

Gross Profit

Gross profit during the six months ended February 29, 2012 and February 28, 2011 was $927 and $0, respectively. We are currently in a development stage and have generated minimal revenues.

General and Administrative Expenses

General and administrative expenses for the six months ended February 29, 2012 were $134,218, as compared to $4,364 for the six months ended February 28, 2011.The increase is primarily related to an increase in legal and professional fees in the amount of $97,000 and product promotion and travel related expenses of $33,000.

Loss from Operations

Loss from operations for the six months ended February 29, 2012 was $(133,291), as compared to $(4,364) for the six months ended February 28, 2011. The increase in loss from operations was primarily attributable to the general and administrative expenses as detailed above.

Other Income (Expenses)

Other Income (Expenses) for the six months ended February 29, 2012 was $(9,792), as compared to $0 for the six months ended February 28, 2011. The increase in other expense was primarily attributable to interest recorded on convertible notes issued during the period and accretion of the debt discount recorded on the convertible notes. This increase was offset by a gain in fair market value of derivative liabilities recorded during the period.

Net Loss

Net Loss for the six months ended February 29, 2012 was $(143,083) or loss per share of $(0.07), as compared to a net loss of $(4,364) or loss per share of $(0.00), for the six months ended February 28, 2011. The increase in net loss was primarily attributable to the general and administrative expenses as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 29, 2012 and August 31, 2011.

	February 29, 2012	August 31, 2011
Current Assets	$291,621	$-
Current Liabilities	$(99,243)	$(500)
Working Capital (Deficit)	$192,378	$(500)

At February 29, 2012 we had working capital of $192,378, as compared to a working capital deficit of $(500), at August 31, 2011, an increase of working capital of $192,878. The increase in working capital is primarily related to the acquisition of Zizzaz, LLC assets and $350,000 cash raised through a private placement of convertible notes issued during the period. At this time, we are in the infancy stage of the revenue generating cycle and are relying on debt and/or equity financings to fund operations.

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended February 29, 2012 and February 28, 2011 was $(148,408) and $(4,289), respectively. The net loss for the six months ended February 29, 2012 and February 28, 2011 was $(143,083) and $(4,364), respectively. The increase in cash used in operating activities for the six months ended February 29, 2012 as compared to February 28, 2011, was primarily for legal and professional fees and promotional and travel related expenses.

Net Cash Provided by Financing Activities

Net cash provided through all financing activities for the six months ended February 29, 2012 and February 28, 2011, was $182,594 and $5,950, respectively. During the six months ended February 29, 2012 this consisted of $182,294 provided through the issuance of traditional and convertible notes and $300 in proceeds from related party loans to the company. During the six months ended February 28, 2011 this consisted of $5,650 provided through the issuance of common stock and $300 in proceeds from related party loans to the company.

Our auditors have expressed their substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Critical Accounting Policies, Estimates and Assumptions

Development Stage Company

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan, including research and development.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Intangibles

Intangibles are comprised of goodwill, trade names and customer lists. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes it’s intangibles with finite useful lives over their respective useful lives.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.

Debt Issue Costs and Debt Discount

These items are amortized over the life of the debt to interest expense. If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s note payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 29, 2012 and August 31, 2011.

The Company’s Level 3 financial liabilities consist of the derivative conversion features issued in February 2012 for which there is no current market for this security such that the determination of fair value requires significant judgment or estimation. The Company valued the conversion features using a black-scholes model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Discount on Debt

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the Codification (“Paragraph 815-15-25-1”). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of Paragraph 815-15-25-1 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Related parties

The Company follows subtopic 850-10 of the Codification for the identification of related parties and disclosure of related party transactions.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 29, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, due to the  material weaknesses identified below: (i) lack of a functioning audit committee due to a lack of a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

The Company is not required to provide the information required by this item.

Item 5. Other Information.

There were no reportable events under this item during the quarterly period ended February 29, 2012.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACKSOFT SYSTEMS, INC.

Dated: April 23, 2012	By:	/s/ Rosario Piacente
Rosario Piacente Chief Executive Officer (Duly Authorized Officer And Principal Executive Officer)

Dated: April 23, 2012	By:	/s/ Jorge Olson
Jorge Olson President and Chief Financial Officer (Duly Authorized Officer And Principal Financial Officer)