Form 10-Q
period 2012-05-31
Premier Brands, Inc.
filed 2012-07-16
CIK 1502777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-54294

PREMIER BRANDS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	272300669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

4364 Bonita Road, No. 424,
Bonita, California 91902
 (Address of principal executive offices and Zip Code)
 _______________

(520) 424-5262
(Registrant’s telephone number, including area code)
_______________

TrackSoft Systems, Inc.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of July 13, 2012, 52,990,000 ordinary shares, par value $0.001 per share, issued and outstanding.

PREMIER BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q
May 31, 2012

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

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Premier Brands, Inc. (formerly known as TrackSofy Systems, Inc.).

In addition, unless the context otherwise requires and for the purposes of this Report only:
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Howell” refers to Matthew Howell, our former principal shareholder prior to Assets Acquisition (as defined below);
•	“SEC” refers to the Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;
•	“Premier Brands” refers to Premier Brands, Inc., formerly known as TrackSofy Systems, Inc., a Wyoming corporation.
•	“Zizzaz” refers to Zizzaz, LLC, a Delaware limited liability company;

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PREMIER BRANDS, INC.
(FORMERLY TRACKSOFT SYSTEMS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
MARCH 30, 2010 (INCEPTION) TO MAY 31, 2012

CONTENTS

Page(s)

Balance Sheets as of May 31, 2012 (Unaudited) and August 31, 2011	1

Statements of Operations for the Three and Nine Months Ended May 31, 2012 and 2011 and for the Period March 30, 2010 (Inception) to May 31, 2012 (Unaudited)	2

Statement of Changes in Stockholders’ Equity (Deficit) for the Period March 30, 2010 (Inception) to May 31, 2012 (Unaudited)	3

Statements of Cash Flows for the Nine Months Ended May 31, 2012 and 2011 and for the Period March 30, 2010 (Inception) to May 31, 2012 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5 - 22

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Balance Sheets

	May 31, 2012	August 31, 2011
	(unaudited)

Assets

Current Assets
Cash	$29,629	$-
Accounts receivable, net	24,227
Inventories	56,260
Prepaid expenses	19,837	-
Security deposits	1,000	-
Total Current Assets	130,953	-

Debt issuance costs - net	16,856	-
Intangible assets - net	994,364	-
Total Assets	$1,142,173	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$131,668	$-
Notes payable	31,424	-
Loans payable - related parties	1,006	500
Total Current Liabilities	164,098	500

Convertible notes payable, net of debt discount	425,891	-
Derivative liability -convertible notes payable	1,054,022	-

Total Liabilities	1,644,011	500

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized;
52,990,000 and 163,450,000 shares issued and outstanding, respectively	52,990	163,450
Additional paid in capital	(41,290)	(151,750)
Deficit accumulated during the development stage	(513,538)	(12,200)
Total Stockholders' Deficit	(501,838)	(500)

Total Liabilities and Stockholders' Deficit	$1,142,173	$-

See Accompanying Notes to Financial Statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Statements of Operations

					March 30, 2010
					(inception)
	Three Months Ended		Nine Months Ended		through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales
Products - net of slotting fees and discounts	$95,970	$-	$98,994	$-	$98,994
Service income - related party	11,513	-	11,513		11,513
Total sales	107,483	-	110,507	-	110,507

Cost of sales
Product costs	90,362	-	92,459	-	92,459
Service costs	10,118	-	10,118	-	10,118
Loss on write-off of obsolete inventory	22,687	-	22,687	-	22,687

Total cost of sales	123,167	-	125,264	-	125,264

Gross profit	(15,684)	-	(14,757)	-	(14,757)

General and administrative expenses	175,604	4,639	309,822	9,003	322,022

Loss from operations	(191,288)	(4,639)	(324,579)	(9,003)	(336,779)

Other income (expense)
Change in fair value of derivative liabilities	8,615	-	42,607	-	42,607
Interest expense - discount on notes	(138,016)	-	(172,520)	-	(172,520)
Interest expense -other	(37,566)	-	(46,846)	-	(46,846)
Total other income (expense)	(166,967)	-	(176,759)	-	(176,759)

Net loss	$(358,255)	$(4,639)	$(501,338)	$(9,003)	$(513,538)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
- basic and diluted	52,990,000	163,450,000	116,685,912	148,771,770

See Accompanying Notes to Financial Statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period from March 30, 2010 (Inception) to May 31, 2012
(Unaudited)

				Deficit Accumulated
	Common Stock		Additional	during the	Stockholders'
	Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficit)

Balance, March 30, 2010 (Inception)	-	$-	$-	$-	$-

Stock issued for cash	140,000,000	140,000	(135,000)	-	5,000

Net loss				(750)	(750)

Balance, August 31, 2010	140,000,000	140,000	(135,000)	(750)	4,250

Stock issued for cash	23,450,000	23,450	(16,750)	-	6,700

Net loss				(11,450)	(11,450)

Balance, August 31, 2011	163,450,000	163,450	(151,750)	(12,200)	(500)

Cancellation of shares	(110,460,000)	(110,460)	110,460	-	-

Net loss				(501,338)	(501,338)

Balance, May 31, 2012	52,990,000	$52,990	$(41,290)	$(513,538)	$(501,838)

See Accompanying Notes to Financial Statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
Statements of Cash Flows

			March 30, 2010
			(inception)
	Nine Months Ended		through
	May 31,	May 31,	May 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net loss	$(501,338)	$(9,003)	$(513,538)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangibles	1,022		1,022
Amortization of debt discount	172,520	-	172,520
Amortization of debt issue costs	3,144	-	3,144
Change in fair value of derivative liabilities	(42,607)	-	(42,607)
Loss on write-off of obsolete inventory	22,687	-	22,687
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(16,785)	-	(16,785)
Prepaid and other	(3,512)	-	(3,512)
Inventory	3,814	-	3,814
Security Deposits	(1,000)	-	(1,000)
Increase (decrease) in:
Accounts payable and accrued liabilities	46,079	-	46,079
Net Cash Used In Operating Activities	(315,976)	(9,003)	(328,176)

Cash Flows From Investing Activities:
Net Cash Provided by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	20,506	300	21,006
Repayment of related party loans	(20,000)		(20,000)
Proceeds from convertible notes - net debt issuance costs	330,000	-	330,000
Proceeds from notes payable	15,099	-	15,099
Issuance of common stock	-	6,700	11,700
Net Cash Provided By Financing Activities	345,605	7,000	357,805

Net change in cash	29,629	(2,003)	29,629

Cash at beginning of period	-	4,250	-

Cash at end of period	$29,629	$2,247	$29,629

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Note issued for insurance premium	$16,325	$-	$16,325
Convertible notes issued in asset acquisition	$1,000,000	$-	$1,000,000
Cancellation of 110,460,000 common shares	$110,460	$-	$110,460
Assets acquired and liabilities assumed through asset acquisition as follows:
Accounts Receivable	$7,442		$7,442
Inventory	$82,761	$-	$82,761
Trade Name	$179,000	$-	$179,000
Customer List	$26,000	$-	$26,000
Goodwill	$790,386	$-	$790,386
Accounts payable and accrued expenses	$85,589	$-	$85,589

See Accompanying Notes to Financial Statements

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

Note 1 Nature of Operations

Business

Premier Brands, Inc (formerly TracksoftSystems, Inc.)

Premier Brands, Inc. (“Company”, “we” and “our”) was organized as TrackSoft Systems, Inc. on March 30, 2010 under the laws of the State of Wyoming. The Company was originally formed for the purpose of developing a construction project management software package.

On May 30, 2012 the Company changed its name to Premier Brands, Inc.

On February 6, 2012, we entered into a series of transactions pursuant to which we acquired all of the assets of Zizzaz, LLC (“Zizzaz”), sold our certain assets to our former principal stockholders, and completed a private offering of our securities for an aggregate purchase price of approximately $350,000. The following summarizes the foregoing transactions:

●
Acquisition of Assets of Zizzaz. We acquired all of the assets of Zizzaz in exchange for the issuance of promissory notes, convertible into shares of our common stock, $0.001 par value at a per share conversion price of $0.007, in the amount of $1,000,000 pursuant to a Purchase Agreement between us, Zizzaz, and the members of Zizzaz.

●
Sales of Premier Brands Assets. Immediately prior to the acquisition of all of the assets of Zizzaz, we sold certain assets to Matthew Howell, in exchange for the cancellation of a total of 110,460,000 shares of our common stock previously held by Mr. Howell.

●
Financing Transaction. Immediately following the acquisition of all of the assets of Zizzaz, we completed a private offering of promissory notes, convertible into shares of our common stock, $0.001 par value at a per share conversion price of $0.007. The aggregate purchase price of the notes was approximately $350,000.

As a result of the foregoing transactions, we are now a company in the business of creating, acquiring and marketing consumer packaged goods, primarily beverages and nutraceuticals.

The Company also provides consulting services in which we advise clients on product placement and distribution.

From inception until we completed the Assets Acquisition, our operations consisted of developing and commercializing internet based software that will automate project management workflow allowing project managers, supervisors, coordinators, vendors and customers to view in real time the progress and specific scheduling of a multistage project. During that time, we did not generate any revenue and our operations were limited primarily to capital formation, organization, and development of our business plan.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

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

Development Stage Company

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity and debt based financing and further implementation of the business plan, including research and development.

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.  See Note 3 regarding going concern matters.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company held no cash equivalents at May 31, 2012 and August 31, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At May 31, 2012 and August 31, 2011, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables.  The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management.  The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of May 31, 2012 the Company deemed all receivables to be collectible.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

May 31, 2012
Finished goods	$21,042
Packaging materials	35,218
$56,260

During the three months ended May 31, 2012, packaging materials deemed obsolete in the amount of $22,687 were written-off.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

Intangibles

Intangibles are comprised of goodwill, trade names and customer lists. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes it’s intangibles with finite useful lives over their respective useful lives. For the period March 30, 2010 (Inception) to May 31, 2012, there were no impairments recorded.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the period March 30, 2010 (Inception) to May 31, 2012, there were no impairment indicators identified.

Debt Issue Costs and Debt Discount

These items are amortized over the life of the debt to interest expense. If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

Fair Value of Financial Instruments

The Company follows ASC 820-10 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by ASC 820-10 are described below:

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

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

The Company’s note payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2012 and August 31, 2011.

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

May 31, 2012		Fair Value Measurement Using

	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$1,054,022	$-	$-	$1,054,022	$1,054,022

The Company adopted the disclosure requirements of ASU 2011-04, Fair Value Measurements, during the quarter ended May 31, 2012. The unobservable level 3 input used by the Company was the expected volatility assumption used in the option pricing model. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended May 31, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion features	Total

Balance, August 31, 2011	$-	$-

Purchases, issuances and settlements	1,096,629	1,096,629
Total gains or losses (realized/unrealized)
included in net loss	(42,607)	(42,607)
Balance, May 31, 2012	$1,054,022	$1,054,022

Changes in the unobservable input values could potentially cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the expected volatility assumption. A significant increase (decrease) in the expected volatility assumption could potentially result in a higher (lower) fair value measurement.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

Discount on Debt

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with FASB Accounting Standard Codification 815-15 (ASC 815-15). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of ASC 815-15 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-15. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Research and Development

Research and development is expensed as incurred.  There was no such expense for the period March 30, 2010 (inception) to May 31, 2012.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. There was no such expense for the period March 30, 2010 (inception) to May 31, 2012.

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

Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company currently is in the development stage and has only generated $110,507 in revenue since its inception.

Advertising

The Company expenses advertising when incurred. Advertising expense for the period March 30, 2010 (inception) to May 31, 2012 was $1,694.

Basic Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Common stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 189,000,000 common shares potentially issuable upon conversion of convertible debt.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $501,338 and $315,976, respectively, for the nine months ended May 31, 2012 and an accumulated net loss during the development stage totaling $513,538. The Company currently is in the development stage and has only generated $110,507 in revenue since its inception.

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

Pursuant to the terms of the Purchase Agreement, the Company acquired all of the assets of Zizzaz in exchange for the issuance of secured promissory notes, convertible into shares of our common stock, $0.001 par value at a per share conversion price of $0.007, in the amount of $1,000,000 to the Zizzaz Members. Total price paid for Zizzaz assets in the acquisition was $1 million dollars.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012
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

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of September 1, 2010. The pro forma amounts give effect to appropriate adjustments of amortization of intangible assets and interest expense associated with the financing of the purchase. The pro forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of September 1, 2010

	For the Nine Months Ended
	May 31, 2012	May 31, 2011
Revenues	$117,949	$-
Net loss	(998,672)	(485,205)
Loss per share of common stock	(0.02)	(0.01)
Basic and diluted	52,990,000	38,257,800

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

Note 5 Intangible Assets

Intangible assets were comprised of the following at May 31, 2012:

	Estimated Life	Gross Amount	Accumulated Amortization	Net
Customer List	8 years	$26,000	$(1,022)	$24,978
Trade Name	Indefinite	179,000	-	179,000
Goodwill	Indefinite	790,386	-	790,386
		$995,386	$(1,022)	$994,364

Amortization expense related to the customer list totaled $1,022 for the period September 01, 2011 to May 31, 2012.

Note 6 Sale of Premier Brands Assets

On February 6, 2012, prior to the Acquisition of Assets of Zizzaz, we entered into an agreement of sale with Matthew Howell pursuant to which we sold to Howell certain assets of Premier Brands in exchange for a cancellation of a total of 110,460,000 shares of our common stock held by Mr. Howell.

Note 7  Notes Payable

On October 21, 2011, the Company received a loan of $15,099 to fund operations. The loan carries a 3% annual interest rate, has no repayment terms and as such is included in current liabilities. Accrued interest due totaled $278 at May 31, 2012.

As of May 31, 2012, the outstanding balance on the loan was $15,099.

On May 29, 2012, the Company entered into a finance agreement with Capital Premium Financing of California (“Capital”). Pursuant to the terms of the agreement, Capital loaned the Company the principal amount of $16,325, which would accrue interest at 5% per annum, to partially fund the payment of the premium of the Company’s general liability insurance. The agreement requires the Company to make nine monthly payments of $1,852, including interest starting on June 24, 2012.

As of May 31, 2012, the outstanding balance related to this finance agreement was $16,325.

Note 8 Convertible Notes Payable

On February 6, 2012, in connection with an asset acquisition, the Company issued secured convertible notes in the aggregate principal amount of $1,000,000 to three members of Zizzaz, LLC. (See Note 4)

Each convertible note has a term of twenty- four months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.007 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

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

The embedded derivative of the convertible notes was re-measured at May 31, 2012 yielding a gain on change in fair value of the derivatives of $31,561 for the period ended May 31, 2012. The derivative value of the convertible notes at May 31, 2012 yielded a derivative liability at fair value of $780,756.

As of May 31, 2012, accrued and unpaid interest under the Notes was $31,421.

On February 6, 2012, the Company entered into Subscription Agreements with Whalehaven Capital Fund LTD and Whalehaven Opportunities Fund L.P. (collectively, the “Subscribers”), pursuant to which the Subscribers purchased secured convertible notes in the aggregate principal amount of $350,000, which are convertible into shares of the Company’s common stock.

Each convertible note has a term of twenty- four months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.007 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

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

The embedded derivative of the convertible notes was re-measured at May 31, 2012 yielding a gain on change in fair value of the derivatives of $11,046 for the period ended May 31, 2012. The derivative value of the convertible notes at May 31, 2012 yielded a derivative liability at fair value of $273,265.

As of May 31, 2012, accrued and unpaid interest under the Notes was $10,997.

Restricted Cash
$162,805 of the proceeds raised in this offering are to be held in escrow and disbursed as follows:

a.	$50,000 on March 1, 2012
b.	$50,000 on April 2, 2012
c.	$62,805 on May 1, 2012

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

Convertible notes payable consisted of the following at May 31, 2012 and August 31, 2011:

	May 31, 2012	August 31, 2011
Convertible notes payable, entered into on February 6, 2012 for a term of 24 months maturing on February 6, 2014, with interest at 10% per annum with interest due semi-annually.	$1,000,000	$-

Discount on note payable	(812,318)	-

Accumulated amortization of discount	127,792	-

Convertible notes payable, entered into on February 6, 2012 for a term of 24 months maturing on February 6, 2014, with interest at 10% per annum due semi-annually.	350,000	-

Discount on note payable	(284,311)	-

Accumulated amortization of discount	44,728	-

	$425,891	$-

The Company recorded $172,520 and $0 amortization of the discount to the notes for the nine months ended May 31, 2012 and 2011, respectively. The Company recorded $42,418 interest expense on the convertible notes for the nine months ended May 31, 2012.

Note 9 Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance August 31, 2011	$-
Debt issuance costs – February 6, 2012 financings	20,000
Amortization of debt issue costs during nine months ended May 31, 2012	(3,144)
Balance – May 31, 2012	$16,856

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

Note 10 Related Party Transactions

During previous periods, a Company shareholder loaned the Company monies to pay outstanding invoices for professional services. As of February 29, 2012 the Company was indebted to the shareholder in the amount of $500. This loan is unsecured and is due on demand.

As of May 31, 2012 the Company was indebted to two related parties in the amount of $506. During the nine months ended May 31, 2012, these related parties advanced the Company $506 to fund operations. The loans are unsecured and are due on demand.

The Company pays a monthly consulting fee to a related party in the amount of $10,000. The consultant is also reimbursed for all expenses incurred on behalf of the Company. Consulting fees and reimbursable expenses for the nine months ended May 31, 2012 amounted to $60,000 and $33,351 respectively. As of May 31, 2012 the balance due to the consultant amounted to $37,990. During the nine months ended May 31, 2012, the Company paid $600 in interest to this related party relating to outstanding invoice balances.

On March 27, 2012 a related party advanced the Company $20,000 to fund operations. The advance was subsequently paid off on April 05, 2012 along with interest in the amount of $400.

During the three and nine months ended May 31, 2012 the Company recognized revenue from consulting services provided to a related party in the amount of $11,513. The Company advises this related party customer on product placement and distribution activities. The outstanding accounts receivable balance from this related party as of May 31, 2012 was $3,513.

Note 11 Income Taxes

	As of May 31,	As of August 31,
	2012	2011
Deferred tax assets:
Net operating tax carry forwards	$513,538	$12,200
Tax rate	34%	34%
Gross deferred tax assets	174,603	4,148
Valuation allowance	(174,603)	(4,148)

Net deferred tax assets	$-0-	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

As of May 31, 2012, the Company has net operating loss carry forwards of approximately $513,538. Net operating loss carry forwards expire twenty years from the date the loss was incurred.

Note 12 Stockholders’ Equity

Stock Transactions

On April 19, 2010, the Company authorized the issuance of 140,000,000 shares of its $0.001 par value common stock in consideration of $5,000 in cash.

On February 17, 2011, the Company authorized the issuance of 19,775,000 shares of its $0.001 par value common stock in consideration of $5,650 in cash.

On March 1, 2011, the Company authorized the issuance of 3,675,000 shares of its $0.001 par value common stock in consideration of $1,050 in cash.

On February 6, 2012 the Company entered into an agreement of sale with Matthew Howell pursuant to which we sold to Howell certain assets of Premier Brands in exchange for a cancellation of a total of 110,460,000 shares of our common stock held by Mr. Howell.

On May 23, 2012, the Company held a special meeting of its shareholders at which holders of a majority of the Company’s outstanding common stock of the shareholders of record as of the close of business on April 20, 2012, voting as a class, approved amendments to the Company’s Articles of Incorporation to (1) increase the authorized shares of common stock of the Company from 50,000,000 to 250,000,000; (2) change the authorized capital stock of the Company to include 50,000,000 shares of preferred stock, and authorize the Company to issue one or more series of preferred stock from time to time in one or more series and in such amounts as may be determined by the Board of Directors; and (3) change the Company’s name to “Premier Brands, Inc.”

On May 23, 2012, the stockholders of the Company approved by written consent a 70-for-1 forward stock split, of all of the issued and outstanding shares of the Company's common stock held by the shareholders of record on May 23, 2012.

All share and per share data has been retroactively adjusted to reflect the 70-for-1 forward stock split.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2012

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

Note 14 Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

Entry Into a Material Definitive Agreement

Notes Offering

On June 26, 2012 the Company issued convertible notes in the aggregate principal amount of $50,000 to four investors. Each convertible note has a term of six months and accrues interest at 10% per annum. The holders are entitled to convert any portion of the outstanding and unpaid amount upon the occurrence of a subsequent financing of a minimum of $250,000 by the Company, at the same price that the common stock is sold or converted into or exercised or exchanged for in such financing, subject to adjustments upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

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

We sell beverages and nutraceutical products with our own Zizzaz brand and third-party manufactured beverages and nutraceutical products to more than 1,000 different retail stores including brand name stores such as 7-Eleven, Circle K, Valero, Walgreens, Arco AM/PM, Shell, and we also distribute beverages and nutraceutical products through distribution companies and brokers and wholesalers. We also provide consulting services on product placement and distribution.

We own energy and vitamin drink products under the name Zizzaz including Zizzaz Energy Mix, Zizzazz Extreme Formula, and Kidzazz Kids Vitamins.

Recent Developments

Sales of TrackSoft Assets

On February 26, 2012 (the “Closing Date”) and prior to the Assets Acquisition (as defined below), we entered into an agreement of sale (the “Agreement of Sale”) with Howell pursuant to which we sold to Howell certain assets of TrackSoft in exchange for a cancellation of a total of 1,578,000 shares (110,460,000 shares after adjustment to the Forward Stock Split discussed below) of our common stock held by Howell (the “Assets Sale”).

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

Financing Transaction

$350,000 Note Offering in February 2012

On the Closing Date and immediately following the Assets Acquisition, we completed a private offering of promissory notes (the “February Financing Note”), convertible into shares of our common stock, $0.001 par value at a per share conversion price of $0.50.  The aggregate purchase price of the notes was approximately $350,000.  Upon the distribution of Forward Stock Split shares (as discussed below), the conversion price of the Assets Acquisition Notes and the Financing Notes immediately following the Forward Stock Split shall be adjusted to $0.00714 per share.

$50,000 Note Offering in June 2012

On June 26, 2012 we issued promissory notes in the aggregate principal amount of $50,000 and received the proceeds in full on July 12, 2012 (the “June Financing Note”). The June Financing Note has a six-month term and compounds annually and accrues at 10% per annum from the issue date through the maturity date.  The holders are entitled to convert any portion of the outstanding and unpaid amount upon the occurrence of a subsequent financing of a minimum of $250,000 by the Company, at the same price that the common stock is sold or converted into or exercised or exchanged for in such financing, subject to adjustments upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The foregoing descriptions of the June Financing Note is qualified in their entirety by reference to the provisions of the form of June Financing Note filed as Exhibits 4.1 to this Report, respectively, which are incorporated by reference herein.

Certain Corporate Actions

Name Change and Change of Capital Stock

On May 23, 2012, we held a special meeting of its shareholders at which holders of a majority of the Company’s outstanding common stock of the shareholders of record as of the close of business on April 20, 2012, voting as a class, approved amendments to the Company’s Articles of Incorporation to (1) increase the authorized shares of common stock of the Company from 50,000,000 to 250,000,000; (2)  change the authorized capital stock of the Company to include 50,000,000 shares of preferred stock, and authorize the Company to issue one or more series of preferred stock from time to time in one or more series and in such amounts as may be determined by the Board of Directors; and (3) change the Company’s name to “Premier Brands, Inc.” (the “Articles of Amendment”).

The Articles of Amendment became effective on May 30, 2012 upon such amendment accepted for filing by the Secretary of State of the State of Wyoming.

Forward Stock Split

On May 23, 2012, upon the approval of increase of authorized shares of our common stock, our board approved a seventy-for-one split, by means of share dividends, of all of the issued and outstanding shares of the Company’s common stock held by the shareholders of record on May 23, 2012 (the “Forward Stock Split”).

Results of Operations

	Three Months Ended May 31,	Three Months Ended May 31,	Nine Months Ended May 31,	Nine Months Ended May 31,	March 30, 2010 (inception) through May 31,
	2012	2011	2012	2011	2012
Net sales	$107,483	$-	$110,507	$-	$110,507
Gross profit	$(15,684)	$-	$(14,757)	$-	$(14,757)
General and administrative expenses	$175,604	$4,639	$309,822	$9,003	$322,022
Loss from operations	$(191,288)	$(4,639)	$(324,579)	$(9,003)	$(336,779)
Other income (expense)	$(166,967)	$-	$(176,759)	$	$(176,759)
Net loss	$(358,255)	$(4,639)	$(501,338)	$(9,003)	$(513,538)
Loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$-

For the three months ended May 31, 2012 and May 31, 2011

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

Change in Business Model

In February 2012 we ceased to engage in the internet based software industry and acquired the business of Zizzaz, LLC to engage in the business of creating, acquiring and marketing consumer packaged goods, primarily beverages and nutraceuticals. The Company also provides consulting services in which we advise clients on product placement and distribution.

Revenue

We had sales during the three months ended May 31, 2012 and May 31, 2011 of $107,483 and $0 respectively. At this time, we are domestically marketing our new products and consulting services and are in the infancy stage of the revenue generating cycle.

Gross Profit

We are currently in a development stage and have generated minimal revenues. As such, we have recognized gross profit for the three months ending May 31, 2012 and May 31, 2011 of $(15,684) and $0 respectively. During the three months ended May 31, 2012, the Company wrote-off obsolete inventory in the amount of $22,687 which resulted in a negative gross profit for the period.

General and Administrative Expenses

General and administrative expenses for the three months ended May 31, 2012 were $175,604, as compared to $4,639 for the three months ended May 31, 2011.The increase is primarily related to an increase in legal and professional fees in the amount of $114,000, rent and warehousing expenses of $12,000 and product promotion and travel related expenses of $45,000.

Loss from Operations

Loss from operations for the three months ended May 31, 2012 was $(191,288), as compared to $(4,639) for the three months ended May 31, 2011. The increase in loss from operations was primarily attributable to the general and administrative expenses as detailed above.

Other Income (Expenses)

Other Income (Expenses) for the three months ended May 31, 2012 was $(166,967), as compared to $0 for the three months ended May 31, 2011. The increase in other expense was primarily attributable to interest recorded on convertible notes issued during 2012 and accretion of the debt discount recorded on the convertible notes. This increase was offset by a gain in fair market value of derivative liabilities recorded during the period.

Net Loss

Net Loss for the three months ended May 31, 2012 was $(358,255) or loss per share of $(0.01), as compared to a net loss of $(4,639) or loss per share of $(0.00), for the three months ended May 31, 2011. The increase in net loss was primarily attributable to the general and administrative expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

For the Nine Months Ended May 31, 2012 Compared to the Nine Months Ended May 31, 2011

Revenue

We had sales during the nine months ended May 31, 2012 and May 31, 2011 of $110,507 and $0 respectively. At this time, we are domestically marketing our new products and consulting services and are in the infancy stage of the revenue generating cycle.

Gross Profit

Gross profit during the nine months ended May 31, 2012 and May 31, 2011 was $(14,757) and $0, respectively. We are currently in a development stage and have generated minimal revenues. During the nine months ended May 31, 2012, the Company wrote-off obsolete inventory in the amount of $22,687 which resulted in a negative gross profit for the period.

General and Administrative Expenses

General and administrative expenses for the nine months ended May 31, 2012 were $309,822, as compared to $9,003 for the nine months ended May 31, 2011.The increase is primarily related to an increase in legal and professional fees in the amount of $210,000, rent and warehousing expenses of $12,000 and product promotion and travel related expenses of $78,000.

Loss from Operations

Loss from operations for the nine months ended May 31, 2012 was $(324,579), as compared to $(9,003) for the nine months ended May 31, 2011. The increase in loss from operations was primarily attributable to the general and administrative expenses as detailed above.

Other Income (Expenses)

Other Income (Expenses) for the nine months ended May 31, 2012 was $(176,759), as compared to $0 for the nine months ended May 31, 2011. The increase in other expense was primarily attributable to interest recorded on convertible notes issued during 2012 and accretion of the debt discount recorded on the convertible notes. This increase was offset by a gain in fair market value of derivative liabilities recorded during the period.

Net Loss

Net Loss for the nine months ended May 31, 2012 was $(501,338) or loss per share of $(0.00), as compared to a net loss of $(9,003) or loss per share of $(0.00), for the nine months ended May 31, 2011. The increase in net loss was primarily attributable to the general and administrative expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2012 and August 31, 2011.

	May 31, 2012	August 31, 2011
Current Assets	$130,953	$-
Current Liabilities	$(164,098)	$(500)
Working Capital (Deficit)	$(33,145)	$(500)

For the Nine Months Ended May 31, 2012

At May 31, 2012 we had a working capital deficit of $(33,145), as compared to a working capital deficit of $(500), at August 31, 2011, an increase in our working capital deficit of $32,645. The increase in working capital deficit is primarily related to increased liabilities incurred for legal and professional fees, promotion related expenses and interest accrued on convertible notes issued during 2012. At this time, we are in the infancy stage of the revenue generating cycle and are relying on debt and/or equity financings to fund operations.

For the Nine Months Ended May 31, 2012 and May 31, 2011

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2012 and May 31, 2011 was $(315,976) and $(9,003), respectively. The net loss for the nine months ended May 31, 2012 and May 31, 2011 was $(501,338) and $(9,003), respectively. The increase in cash used in operating activities for the nine months ended May 31, 2012 as compared to May 31, 2011, was primarily for legal and professional fees and promotional and travel related expenses.

Net Cash Provided by Financing Activities

Net cash provided through all financing activities for the nine months ended May 31, 2012 and May 31, 2011, was $345,605 and 7,000, respectively. During the nine months ended May 31, 2012 this consisted of $345,099 provided through the issuance of traditional and convertible notes and $20,506 in proceeds from related party loans to the company. During the nine months ended May 31, 2011 this consisted of $6,700 provided through the issuance of common stock and $300 in proceeds from related party loans to the company. During the nine months ended May 31, 2012 related party loans in the amount of $20,000 were repaid.

As of July 07, 2012, the Company’s cash position was approximately $46,000. The Company anticipates that its cash position is not sufficient to fund current operations through August 31, 2012. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the raising of capital through the issuance of debt.

Our primary uses of cash have been for marketing and professional fees. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

☐	The cost of being a public company.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

 Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

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

Fair Value of Financial Instruments

The Company follows ASC 820-10 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by ASC 820-10 are described below:

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

The Company’s note payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2012 and August 31, 2011.

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

Discount on Debt

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with FASB Accounting Standard Codification 815-15 (ASC 815-15). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of ASC 815-15 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-15. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, due to the  material weaknesses: (i) lack of a functioning audit committee due to a lack of a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information of June Financing Notes contained in Item 2 above is incorporated herein by reference in response to this item.

The June Financing Notes were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act.  The Company made this determination based on the representations of the investors which included, in pertinent part, that each such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D and upon such further representations from each investor that (i) such investor is acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agrees not to sell or otherwise transfer the purchased securities or shares underlying such securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, (iv) such investor  had access to all of the Company’s documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the Offering and to obtain any additional information which the Company possessed or was able to acquire without unreasonable effort and expense, and (v) such investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information of June Financing Notes contained in Item 2 above is incorporated herein by reference in response to this item.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation

4.1	Form of Promissory Note dated as of June 26, 2012 .

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PREMIER BRANDS, INC.

Dated: July 16, 2012	By:	/s/ Rosario Piacente
Rosario Piacente Chief Executive Officer (Duly Authorized Officer And Principal Executive Officer)

Dated: July 16, 2012	By:	/s/ Jorge Olson
Jorge Olson President and Chief Financial Officer (Duly Authorized Officer And Principal Financial Officer)