Form 10-K
period 2012-08-31
Premier Brands, Inc.
filed 2012-12-14
CIK 1502777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-54294

Premier Brands, Inc.
 (Exact name of registrant as specified in its charter)

Wyoming	272300669
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4364 Bonita Road, No. 424, Bonita, California 91902
(Address of principal executive offices and Zip Code)

(888) 276 5688
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $ 0.001per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held non-affiliates: none as of the registrant’s most recently completed second fiscal quarter; $3,317,300 as of December 10, 2012.

As of December 10, 2012 the registrant has 52,990,000 shares of common stock, par value $0.001 per share, issued and outstanding.

Documents Incorporated by Reference

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Premier Brands, Inc. (formerly known as TrackSoft Systems, Inc.).

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“Howell” refers to Matthew Howell, our former principal shareholder prior to Assets Acquisition (as defined below);
●	“SEC” refers to the Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Premier Brands” refers to Premier Brands, Inc., formerly known as TrackSoft Systems, Inc., a Wyoming corporation.
●	“Zizzaz” refers to Zizzaz, LLC, a Delaware limited liability company;

PART I

ITEM 1. BUSINESS.

Business Overview

We are a consumer goods incubator in the business of creating, acquiring and marketing consumer packaged goods, primarily beverages and nutraceuticals.

We sell beverages and nutraceutical products with our own Zizzaz brand and third-party manufactured beverages and nutraceutical products to retail stores including brand name stores such as 7-Eleven, Circle K, Valero, Walgreens, Arco AM/PM, Shell, and we also distribute beverages and nutraceutical products through distribution companies and brokers and wholesalers. We also provide consulting services to consumer packaged goods companies on product placement and distribution.

We own energy and vitamin drink products under the name Zizzaz including Zizzaz Energy Mix, Zizzazz Extreme Formula, and Kidzazz Kids Vitamins.

Our Corporate History and Background

Prior to Acquisition of Zizzaz Assets

We were incorporated under the laws of the Wyoming on March 30, 2010. From inception until the closing of the Acquisition of Zizzaz Assets (as discussed below), we sought to develop internet based software that will automate project management workflow allowing project managers, supervisors, coordinators, vendors and customers to view in real time the progress and specific scheduling of a multistage project.  During that time, we had no revenue and our operations were limited to capital formation, organization and development of our business plan.

Acquisition of Zizzaz Assets

On February 26, 2012 (the “Closing Date”), we completed an assets acquisition whereby we acquired all of the  assets of Zizzaz in exchange for the issuance of promissory notes (the “Assets Acquisition Notes”), convertible into shares of our common stock, $0.001 par value at a per share conversion price of $0.50,  in the amount of $1,000,000.00 to the Zizzaz Members (the “Zizzaz Assets Acquisition”). Upon the distribution of Forward Stock Split shares (as discussed below), the conversion price of the Assets Acquisition Notes immediately following the Forward Stock Split shall be adjusted to $0.00714 per share.

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

In connection with the Zizzaz Assets Acquisition, Rosario Piacente resigned as President, Chief Financial Officer, and Secretary of the Company, effective on the Closing Date.  Also effective on the Closing Date, Jorge Olson was elected to be a member of our Board of Directors.  In addition, our Board of Directors appointed Mr. Olson as our President, Chief Financial Officer, and Secretary.

As a result of the Zizzaz Assets Acquisition, we ceased our prior operations, and we now operate as a consumer goods incubator in the business of creating, acquiring and marketing consumer packaged goods, primarily beverages and nutraceuticals.

Sales of TrackSoft Assets

On the Closing Date and prior to the Zizzaz Assets Acquisition, we entered into an agreement of sale (the “Agreement of Sale”) with Howell pursuant to which we sold to Howell certain assets of TrackSoft in exchange for a cancellation of a total of 1,578,000 shares (110,460,000 shares after adjustment in accordance to the Forward Stock Split discussed below) of our common stock held by Howell).

Financing Transaction

$350,000 Note Offering in February 2012

On the Closing Date and immediately following the Zizzaz Assets Acquisition, we completed a private offering of promissory notes (the “February Financing Note”), convertible into shares of our common stock, $0.001 par value at a per share conversion price of $0.50.  The aggregate purchase price of the notes was approximately $350,000.  Upon the distribution of Forward Stock Split shares (as discussed below), the conversion price of the February Financing Notes immediately following the Forward Stock Split shall be adjusted to $0.00714 per share.

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

$40,000 Note Offering in September 2012

On September 27, 2012 we issued promissory notes in the aggregate principal amount of $40,000 (the “September Financing Note”). The September Financing Note has a two-year term and compounds annually and accrues at 10% per annum from the issue date through the maturity date.  The holders are entitled to convert any portion of the outstanding and unpaid amount at any time on or after the issuance date, at $0.20 per share, subject to adjustments upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

$50,000 Note in October 2012

On October 23, 2012 we issued a promissory note in the aggregate principal amount of $50,000 (the “October Financing Note”). The October Financing Note has identical terms as September Financing Note.

$30,000 Note Offering in December 2012

On December 4, 2012 we issued promissory notes in the aggregate principal amount of $30,000 (the “December Financing Note”). As of this report, we received proceeds of $15,000. The December Financing Note has identical terms as September Financing Note.

The foregoing description of the September Financing Note is qualified in their entirety by reference to the provisions of the form of September Financing Note filed as Exhibits 4.4 to this Report, respectively, which are incorporated by reference herein.

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

Our Strategy

Our objective is to become a premier distributor of beverages and nutraceutical products of our own brand and third-party manufacture through diversified channels including retail stores, distribution companies, brokers, and wholesalers. Key elements of our strategy include the following:

Owning Consumer Good Brands. We believe owning consumer good brands is critical to our success as beverages and nutraceutical products distributor. We own the brand Zizzazz line of products including Zizzazz Energy Mix, Zizzazz Extreme Workout Formula and Kidzazz. We intend to develop new product lines in the future including vitamin shots and energy shots.

Owning Distribution Companies.  In addition to owning consumer good brands, we believe acquiring distribution companies is the key to our business. We intend to acquire distribution companies and we plan to look for acquisition opportunities small Mexican product distributors around the country once we secure additional source of capital.

Joint Ventures with Other Consumer Goods Manufacturers. We have started cooperation with Made Me Drinks, Inc. in 2012 for exclusive distribution rights worldwide at a retail channel level.  We also intend to approach different beverage, nutraceutical and Mexican consumer goods manufacturers to engage in joint ventures that allow us to market their products and provide them with marketing and promotion services.

Our Products

We sell beverages and nutraceutical products with our own Zizzaz brand and third-party manufactured beverages and nutraceutical products.

Zizzaz Products

We own and distribute the following Zizzaz brand products.

●
Zizzazz Energy Mix. A powdered mix in a stick pack priced to consumers at $0.99 per stick and sold to retailers in a counter display. The product has a caffeine and vitamin mix that gives the consumer a energy after they mix it in a bottle of water and drink it.

●
Zizzazz Extreme Formula. A powdered mix in a stick pack priced to consumers at $1.99 per stick and sold to retailers in a counter display. The product is used before a workout to give the customer vitamins and caffeine necessary for an intense workout.

●
Kidzazz Kids Vitamins. A powdered mix in a stick pack priced to consumers at $0.99 per stick and sold to retailers in a counter display. The product is a multivitamin mix used by kids by mixing it with water.

●	We have commenced negotiations with Make Me Drinks, Inc. and we anticipate obtaining exclusivity rights to distribute Make Me vitamin C and Make Me multivitamins.

●	Make Me Vitamin C. A powder mix in a stick pack providing 1,00 milligrams of vitamin C to the consumer. The product is packaged in counter displays of 40 and 50 per display.

●
Make Me Multivitamin.  A powdered mix in a stick pack providing multivitamins including vitamin c, vitamin b, and vitamin a to the consumer.  The product is packaged in counter displays of 40 and 50 per display.

We plan to manufacture our proprietary products in co-packing facilities owned and operated by third parties who also provide the raw materials for production.

Third-Party Product

We currently represent approximately 18 brands, including People’s Juice and Tea Corporation that offers natural and organic juice beverages, Zimbi Beverages that offers natural fruit beverages for kids in a patented rocket ship shaped container, and  People Water that offers high end natural spring water.

Consulting Service

We also provide consulting services to consumer packaged goods companies on product placement and distribution. We introduce these companies to distributions and retailers and receive commissions in return.

Industry

The primary industry for our business is convenience stores retailing and wholesaling of drug, cosmetic and toiletry products.  The United States population is aging, which drives demand for prescription drugs and helps maintain sales growth. Generic drug use, although generating lower sales, helps boost profit margins. Consolidation in the industry has also helped reduce costs and thereby maintained profitability. Companies in this industry benefit from the essential nature of the broad spectrum of pharmaceuticals, which keeps demand reasonably consistent. This industry is extremely competitive with companies of all sizes entering the market every year.

Competition

We will compete with a variety of players in the industry, such as large companies like P&G which control most of the categories in retail stores. We will be directly competing against with smaller players like NVE Pharmaceuticals and Hi-Tech Pharmaceutical competing. Both competitors sell to convenience stores and even mass retail. Both competitors sell through small distributors and wholesalers like mclane and Coremark, and both competitors are listed as official suppliers in large c-store chains like 7-Eleven, Arco AM/PM and Circle K. We believe both NVE and High-Tech have gained advantages in distribution into both convenience stores and pharmacy. We will compete not only to distributors, but also general energy product makers, such as 5 hour energy and small regional players providing energy products and vitamins. Our positioning will be to compete with better products and better packaging with a personalized service to wholesalers and distributors.

Competitive Advantages

We believe that we will enjoy the following competitive advantages: product, package, merchandising, channels and marketing.

Product. Our products include vitamins and powdered mixes and new age beverages such as energy drinks, energy shots and functional beverages. We look for mass market appeal products that are original and not just another copy in the category. These products include powder mixes such as the Zizzazz and Make Me Drinks line of vitamins and nutraceuticals.

Package. Package is uniquely distinct as it targets single-serve consumers shopping at convenience stores. Our package is made to look as an impulse buy item to attract the consumer not just in function but as an “impulse buy”.

Merchandising. Merchandising will be at the checkout counter in convenience stores and on-the-shelve at major large mass retail stores, not in the back of the store on the shelve.

Channels. Convenience stores in the country and Mexico are primary channel. There are more than 400,000 such retail outlets in the country and in Mexico. Most products sell at pharmacy and supermarket were we will target convenience stores with impulse buy displays.

Marketing. Each product is marketed independently of the others as a name brand using an in-store promotions and grass roots approach. Marketing is mostly done alongside distributors and in the actual retail stores. Once a particular product reaches more than half of penetration into a market more aggressive marketing and advertising of the brand will follow.

Joint Ventures. We position ourselves as an incubator of new brands. We believe we will enjoy the advantage of being the front of assessing new brands and choosing the best products with sales, funding and support, and joint venture to place those products into distribution through their vast channels.

Distribution

We plan to distribute products through retail stores, distribution companies, brokers, and wholesalers.

Retail Store.  We have began establishing relationships with retail stores including mass retail accounts such as Kroger, Wal-Mart, Costco, Safeway, CVS, Walgreens, Target Supervalu, GNC, Vitamin Shop, and to independent and chained convenience stores including 7-Eleven, Circle K, Valero, Shell, Chevron, Arco AM/PM, and many other retailers around the USA.

Distribution Companies. We currently utilize ten distribution companies for Zizzazz and other products we help to distribute. We intend to acquire distribution companies and we plan to look for acquisition opportunities for small Mexican product distributors around the country the first quarter of this 2013.

Brokers and Wholesalers. We intend to establish relationships to the largest distributors in Mexico selling to more than 150,000 independent retailers as well as with retailers such as Costco, Wal-Mex, Soriana, 7-Eleven, Extra, OXXO, Circle K, HEB, Calimax, Ley, and Comercial Mexicana.

Marketing and Sales

We currently rely on contractors from First Kontact, Inc., a company located in Tijuana, Baja California, Mexico, to form our marketing and sales force. First Kontact supplies us with sales personnel and provides us with training services, technology and management support to market and sell consumer packaged goods based on our instructions. The sales personnel works at the office space of First Kontact.

Customers

We have begun to sell our products to independent convenience stores including liquor stores, gas stations and small markets as well as some name brand stores, such as 7-Eleven, Circle K, Valero, Walgreens, Arco, AM/PM, Union 76, Shell, Chevron, Vitamin Shop, GNG, and Sam’s Club.  We intend to establish relationships to the largest distributors in Mexico selling to more than 150,000 independent retailers as well as with retailers such as Costco, Wal-Mex, Soriana, 7-Eleven, Extra, OXXO, Circle K, HEB, Calimax, Ley, and Comercial Mexicana.

Intellectual Property

We regard the protection of our tradenames, trade secrets and other intellectual property rights as critical to our future success. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. We have acquired and registered our domain names with regulatory bodies in an effort to protect these intellectual property rights. It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our intellectual property rights.

Government regulation

We are subject to a number of laws and regulations that affect companies generally and specifically those conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business. Existing and future laws and regulations may impede our growth. These regulations and laws may cover processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency, and by various agencies of the states and localities in which our products are sold. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the internet, e-commerce, digital content and web services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

Employees

As of the report, we had one full time employee and no part time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this Form 10-K before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Related to Our Business

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have a history of operating losses and may not achieve or sustain profitability. We cannot guarantee that we will become profitable.  Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors.

We expect to experience substantial variations in our net sales and operating results from quarter to quarter.  As a result of fluctuations in our revenue and operating expenses that may occur, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our common stock price could fluctuate significantly or decline.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of August 31, 2012 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

If we fail to acquire and retain additional customer, our revenue and business will be harmed.

We expect to acquire additional customers for the next twelve months. We must acquire and retain customers that purchase our products in order to increase revenue and achieve profitability. We cannot assure you that the revenue from customers we acquire will ultimately exceed the cost of acquiring customers. If consumers do not perceive our products to be of high value and quality, we may not be able to acquire or retain additional customers. If we are unable to acquire and retain additional customers who purchase our products in numbers sufficient to grow our business, or if customers cease to purchase our products, the revenue we generate may decrease and our operating results will be adversely affected.

Our business is highly competitive.  Competition presents an ongoing threat to the success of our business.

The beverages and nutraceuticals market is extremely competitive and we expect competition in beverages and nutraceuticals generally, and convenience store beverages and nutraceuticals in particular, to continue to increase. A number of beverages and nutraceuticals distributers that feature similar business models exist and may continue to emerge. In addition to such competitors, we expect to increasingly compete against other large nutraceuticals business, such as GNC, which has launched initiatives which are directly competitive to our business. We also expect to compete against energy drink businesses that are focused on convenience store distribution.

We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

●
the size and composition of our customer base; the timing and market acceptance of products we distribute, including the developments and enhancements to those products distributed by us or our competitors;

●	selling and marketing efforts;

●	our ability to cost-effectively manage our operations; and

●	our reputation and brand strength relative to our competitors.

Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower customer acquisition costs or to respond more quickly than we can to new or emerging consumer needs and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their customer bases more effectively than we do. Our competitors may offer products that are similar to the products we offer or that achieve greater market acceptance than the deals we offer. This could attract customers away from our websites, reduce our market share and adversely impact our revenue.

Our business depends substantially on the continuing efforts of our senior management and other key personnel, and our business may be severely disrupted if we lost their services.

Our future success heavily depends on the continued service of our senior management and other key employees. If one or more of our senior executives are unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating the replacements into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. Moreover, if any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how, and key employees.

Our senior management’s limited experience managing a publicly traded company may divert management’s attention from operations and harm our business.

Our senior management team has relatively limited experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis.  Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

We may be unable to attract and retain qualified, experienced, highly skilled personnel, which could adversely affect the implementation of our business plan.

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. As we become a more mature company in the future, we may find our recruiting and retention efforts more challenging. We will be seeking to hire a significant number of personnel, including certain key management personnel. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

Our business is impacted by general economic conditions and related uncertainties affecting markets in which we operate.

General economic conditions, in particular conditions that impact consumer spending activity, could adversely impact our business. These conditions could result in reduced demand for our products, increased order cancellations and returns, an increased risk of excess and obsolete inventories and increased pressure on the prices of our products.

Difficult economic conditions could also increase the risk of extending credit to our retailers. Although we believe that our use of a commercial factor reduces such risk, the factor may at any time terminate or limit its approval of shipments to a particular customer, and the likelihood of the factor doing so may increase as a result of current economic conditions.  Such an action by the factor could result in the loss of future sales to the affected customer.

Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.

The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us.

Additional or more stringent laws and regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, or other new requirements. Any of these developments could increase our costs significantly.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues, and operating income.

As a distributor of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture.

We may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances.  Even with adequate insurance and indemnification, product liability claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

An increase in the price and shortage of supply of key raw materials could adversely affect our business.

Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices our contract manufacturers and third-party manufacturers charge us for our Zizzaz-branded products and third-party products. Raw material prices may increase in the future and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our revenues could suffer. Events such as the threat of political or social unrest, or the perceived threat thereof, may also have a significant impact on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on our suppliers' ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

We rely on our ability to replenish depleted inventory in the stores that carry our products through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores by various means of transportation, including shipments by air and truck. Unexpected delays in those deliveries or increases in transportation costs (including through increased fuel costs) could significantly decrease our ability to make sales and earn profits. In addition, labor shortages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business.

We will incur increased costs as a result of being a public company.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we do not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board (the “PCAOB”), impose additional reporting and other obligations on public companies. We expect that compliance with these public company requirements will increase our costs and make some activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we will adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our accountants identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. We also expect that it will be difficult and expensive to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in corporate governance and reporting requirements. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities significantly. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Risks Related to Ownership of Our Common Stock

Jorge Olson has the power to greatly impact matters submitted to a vote of the stockholders, and he may take actions that conflict with the interests of our other stockholders and holders of our debt securities.

Jorge Olson, the President, Chief Financial Officer, and a director of the Company, beneficially owns shares of our outstanding common stock representing about 10.6% of the votes eligible to be cast by stockholders in the election of directors and generally. Accordingly, Mr. Olson has the power to greatly impact all matters requiring the approval of our stockholders, including the election of directors and the approval of mergers and other significant corporate transactions. The interests of Mr. Olson and certain other stockholders may conflict with the interests of our other stockholders.

Our common stock has a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock.

Our common stock is currently traded in the over-the-counter market and “bid” and “asked” quotations regularly appear on the OTC Bulletin Board under the symbol “BRND.” There is only extremely limited trading activity in our securities. We have a relatively small public float compared to the number of our shares outstanding. Accordingly, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Due to our limited public float, we may be vulnerable to investors taking a “short position” in our common stock, which would likely have a depressing effect on the price of our common stock and add increased volatility to our trading market.  The volatility of the market for our common stock could have a materially adverse effect on our business, results of operations and financial condition. There cannot be any guarantee that an active trading market for our securities will develop or, if such a market does develop, will be sustained. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Our common stock is quoted only on The OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on The OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or The NASDAQ Stock Market. The quotation of our shares on The OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future.

If we are unable to adequately fund our operations, we may be forced to voluntarily file for deregistration of our common stock with the SEC.

Compliance with the periodic reporting requirements required by the SEC consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us.  We estimate that we will incur approximately $250,000 in costs in connection with compliance with the periodic reporting requirements required by the SEC on an annual basis.  If we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we may be forced to deregister with the SEC.  If we file for deregistration, our common stock will no longer be listed The OTC Bulletin Board, and it may suffer a decrease in or absence of liquidity as after the deregistration process is complete, our common stock will only be tradable on the “Pink Sheets.”

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock.  In addition, our business strategy may include expansion through internal growth, by acquiring distribution companies, or by establishing strategic relationships with targeted customers and vendor.  In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership.  We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of its securities.

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

●	variations in our operating results and market conditions specific to companies offering group-buying deals;
●	changes in financial estimates or recommendations by securities analysts;

●	the emergence of new competitors;
●	operating and market price performance of other companies that investors deem comparable;

●	changes in our board or management;
●	sales or purchases of our common stock by insiders;

●	commencement of, or involvement in, litigation;
●	changes in governmental regulations; and

●	general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to the board of directors and management.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our common stock for returns on your investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our shares of common stock are “penny stock” and we are subject to Rule 15g-9 under the Exchange Act (the “Penny Stock Rule”). This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

Item 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	PROPERTIES.

Our principal executive office is located in 4364 Bonita Road, No. 424, Bonita, California 91902.  The Company leases its principal executive office on a month to month basis from Gloria Olson for monthly rental payments of $1,000. Gloria Olson is wife of our President, Chief Executive Officer, Chief Financial Officer and Director.

We also utilize office space and facilities provided by First Kontact located in Tijuana, Baja California, Mexico.

We believe that our properties are generally suitable to meet our needs for the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best of our knowledge, there is no material pending legal proceedings to which we are a party or our property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on the OTC Bulletin Board under the symbol “BRND”.  We changed our symbol in conjunction with our name change to Premier Brands, Inc. at that time. There has been no established public market exists for our common stock until the fourth quarter of 2012 where extremely limited trading activities are being reported on the OTC Bulletin Board.  The following table sets forth the range of the quarterly high and low bid price information for the years ended August 31, 2012 and 2011 as reported by the OTC Bulletin Board.

	High Bid ($)		Low Bid ($)
2012
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter (starting August 3, 2012)		0.49		0.30

2011
First Quarter		N/A		N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		N/A		N/A

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of the report, there were approximately 20 holders of record of our common stock, which does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.  The Company intends to adopt an equity compensation plan in which its directors, officers, employees and consultants shall be eligible to participate.  However, no formal steps have been taken as of the date of this Report to adopt such a plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Company Overview

We are a consumer goods incubator in the business of creating, acquiring and marketing consumer packaged goods, primarily beverages and nutraceuticals.

We sell beverages and nutraceutical products with our own Zizzaz brand and third-party manufactured beverages and nutraceutical products to  retail stores including brand name stores such as 7-Eleven, Circle K, Valero, Walgreens, Arco AM/PM, Shell, and we also distribute beverages and nutraceutical products through distribution companies and brokers and wholesalers. We also provide consulting services on product placement and distribution.

We own energy and vitamin drink products under the name Zizzaz including Zizzaz Energy Mix, Zizzazz Extreme Formula, and Kidzazz Kids Vitamins.

We are in the development stage. We has a net loss and net cash used in operations of $15,851,293 and $376,345, respectively, for the year ended August 31, 2012 and an accumulated net loss during the development stage totaling $15,863,493. We have only generated $227,187 in revenue since its inception. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and ultimately achieve profitable operations.

Recent Developments.

$40,000 Note Offering in September 2012

On June 27, 2012 we issued promissory notes in the aggregate principal amount of $40,000 (the “September Financing Note”). The September Financing Note has a two-year term and compounds annually and accrues at 10% per annum from the issue date through the maturity date.  The holders are entitled to convert any portion of the outstanding and unpaid amount at any time on or after the issuance date, at $0.20 per share, subject to adjustments upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

$50,000 Note in October 2012

On October 23, 2012 we issued a promissory note in the aggregate principal amount of $50,000 (the “October Financing Note”). The October Financing Note has identical terms as September Financing Note.

$30,000 Note Offering in December 2012

On December 4, 2012 we issued promissory notes in the aggregate principal amount of $30,000 (the “December Financing Note”). As of this report, we received proceeds of $15,000. The December Financing Note has identical terms as September Financing Note.

The foregoing description of the September Financing Note is qualified in their entirety by reference to the provisions of the form of September Financing Note filed as Exhibits 4.4 to this Report, respectively, which are incorporated by reference herein.

Results of Operations

	Year Ended August 31,	Year Ended August 31,	March 30, 2010 (inception) through August 31,
	2012	2011	2012
Net sales	$227,187	$-	$227,187
Gross profit	$25,691	$-	$25,691
Operating expenses	$1,515,617	$11,450	$1,527,817
Loss from operations	$(1,489,926)	$(11,450)	$(1,502,126)
Other income (expense)	$(14,361,367)	$-	$(14,361,367)
Net loss	$(15,851,293)	$(11,450)	$(15,863,493)
Loss per common share – basic and diluted	$(0.16)	$(0.00)	$-

For the year ended August 31, 2012 and August 31, 2011

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

Revenue

We had sales during the year ended August 31, 2012 and August 31, 2011 of $227,187 and $0 respectively. At this time, we are domestically marketing our new products and consulting services and are in the infancy stage of the revenue generating cycle

Gross Profit

Gross profit during the year ended August 31, 2012 and August 31, 2011 was $25,691 and $0, respectively. We are currently in a development stage and have generated minimal revenues. During the year ended August 31, 2012, the Company wrote-off obsolete inventory in the amount of $22,687 which negatively impacted our gross profit for the year.

Operating Expenses

Operating expenses for the year ended August 31, 2012 were $1,515,617, as compared to $11,450 for the year ended August 31, 2011.The increase is primarily related to an increase in legal and professional fees in the amount of $375,000, Impairment of long-lived assets of $993,547, rent and warehousing expenses of $23,000 and product promotion and travel related expenses of $100,000.

Loss from Operations

Loss from operations for the year ended August 31, 2012 was $(1,489,926), as compared to $(11,450) for the year ended August 31, 2011. The increase in loss from operations was primarily attributable to the operating expenses as detailed above.

Other Income (Expenses)

Other Income (Expenses) for the year ended August 31, 2012 was $(14,361,367), as compared to $0 for the year ended August 31, 2011. The increase in other expense was primarily attributable to a loss in fair market value recorded of derivative liabilities relating to convertible notes issued during 2012, interest recorded on convertible notes issued during 2012 and accretion of the debt discount recorded on the 2012 convertible notes.

Net Loss

Net Loss for the year ended August 31, 2012 was $(15,851,293) or loss per share of $(0.16), as compared to a net loss of $(11,450) or loss per share of $(0.00), for the year ended August 31, 2011. The increase in net loss was primarily attributable to the operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at August 31, 2012 and August 31, 2011.

	August 31, 2012	August 31, 2011
Current Assets	$102,594	$-
Current Liabilities	$(341,181)	$(500)
Working Capital (Deficit)	$(238,587)	$(500)

For the Year Ended August 31, 2012

At August 31, 2012 we had a working capital deficit of $(238,587), as compared to a working capital deficit of $(500), at August 31, 2011, an increase in our working capital deficit of $238,087. The increase in working capital deficit is primarily related to increased liabilities incurred for legal and professional fees, promotion related expenses and interest accrued on convertible notes issued during 2012. At this time, we are in the infancy stage of the revenue generating cycle and are relying on debt and/or equity financings to fund operations.

For the Year Ended August 31, 2012 and August 31, 2011

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended August 31, 2012 and August 31, 2011 was $(376,345) and $(11,450), respectively. The net loss for the year ended August 31, 2012 and August 31, 2011 was $(15,851,293) and $(11,450), respectively. The increase in cash used in operating activities for the year ended August 31, 2012 as compared to August 31, 2011, was primarily for legal and professional fees and promotional and travel related expenses.

Net Cash Provided by Financing Activities

Net cash provided through all financing activities for the year ended August 31, 2012 and August 31, 2011, was $391,726 and 7,200, respectively. During the year ended August 31, 2012 this consisted of $395,099 provided through the issuance of traditional and convertible notes and $20,506 in proceeds from related party loans to the company. During the year ended August 31, 2011 this consisted of $6,700 provided through the issuance of common stock and $500 in proceeds from related party loans to the company.

During the year ended August 31, 2012 principal payments on notes payable were $3,575 and related party loans in the amount of $20,300 were repaid.

As of August 31, 2012, the Company’s cash position was approximately $15,000. The Company anticipates that its cash position is not sufficient to fund current operations through August 31, 2013. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

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

	The cost of being a public company.

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

Critical Accounting Policies, Estimates and Assumptions

Basis of presentation

The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables.  The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management.  The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts.

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

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, generally, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable.

The Company’s Level 3 financial liabilities consist of the derivative conversion features issued in February and June 2012 for which there is no current market for this security such that the determination of fair value requires significant judgment or estimation. The Company valued the conversion features using a binomial model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

The Company adopted the disclosure requirements of ASU 2011-04, Fair Value Measurements, during the year ended August 31, 2012. The unobservable level 3 inputs used by the Company was the expected volatility assumption used in the option pricing model and the fair value of the Company’s stock price. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity. The fair value assumption of the company's common stock utilized in the calculation is derived from the company's current trading price on the bulletin board, adjusted to reflect the effect of potential dilution.

Changes in the unobservable input values could potentially cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable inputs used in the fair value measurements is the expected volatility assumption and fair value of the Company’s common stock price. A significant increase (decrease) in the expected volatility and/or fair value of the Company’s common stock price assumptions could potentially result in a higher (lower) fair value measurement.

Discount on Debt

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with FASB Accounting Standard Codification 815-15 (ASC 815-15). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of ASC 815-15 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue Recognition

We classify our revenue as either Product revenue or Service revenue.

Product revenue - Our product revenue includes revenue associated with the sale of consumer packaged goods, primarily beverages and nutraceuticals.

Service revenue - Service revenue is derived from product development revenue and consulting revenue relating to sales and logistics. Revenue associated with product development is recognized ratably over the contract period, which typically ranges from a minimum of one month to a maximum of less than a year. Consulting revenues are recognized ratably over the service periods.

Deferred revenue consists of amounts billed to, or payments received from, customers for  Services that have not met the criteria for revenue recognition.

We evaluate and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present.
•
Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For services, delivery is considered to occur as the service is provided.

•	Fixed or determinable fee. If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable.
•
Collection is deemed probable. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

Determining whether and when some of these criteria have been satisfied often involves assumptions and management judgments that can have a significant impact on the timing and amount of revenue we report in each period. Changes to any of these assumptions or management judgments, or changes to the elements in service arrangements, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Advertising

The Company expenses advertising when incurred.

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company does not believe the adoption of ASU 2012-02 will have a significant impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PREMIER BRANDS, INC.
(FORMERLY TRACKSOFT SYSTEMS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
MARCH 30, 2010 (INCEPTION) TO AUGUST 31, 2012

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

/s/ Kyle L. Tingle, CPA, LLC
Kyle L. Tingle, CPA, LLC

November 3, 2011
Las Vegas, Nevada

Report of Independent Registered Public Accounting Firm

To The Board of Directors and

Shareholders of Premier Brands, Inc.

We have audited the accompanying balance sheet of Premier Brands, Inc. (a Development

Stage Company) as of August 31, 2012 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Premier Brands, Inc. for the period from inception (March 30, 2010) to August 31, 2011. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from inception (March 30, 2010) to August 31, 2011, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Brands, Inc. as of August 31, 2012 and the results of their operations and their cash flows for the year then ended, and for the period of from inception (March 30, 2010) to August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Premier Brands, Inc. will continue as a going concern. As disclosed in note 3 of the financial statements, the Company has experienced significant losses and negative operating cash flows resulting in a working capital deficiency and stockholders’ deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

December 14, 2012

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Balance Sheets

	August 31, 2012	August 31, 2011

Assets
Current Assets
Cash	$15,381	$-
Accounts receivable, net	13,598
Inventories	56,448
Prepaid expenses	16,167	-
Security deposits	1,000	-
Total Current Assets	102,594	-

Debt issuance costs - net	14,343	-
Intangible assets - net	-	-
Total Assets	$116,937	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$169,530	$-
Deferred revenue	33,000
Stock issuance liability	60,720
Notes payable	27,849	-
Loans payable - related parties	702	500
Convertible notes payable, net of debt discount	49,110	-
Derivative liability -convertible notes payable	270	-
Total Current Liabilities	341,181	500

Convertible notes payable, net of debt discount	563,907	-
Derivative liability -convertible notes payable	15,063,642	-

Total Liabilities	15,968,730	500

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized;
52,990,000 and 163,450,000 shares issued and outstanding, respectively	52,990	163,450
Additional paid in capital	(41,290)	(151,750)
Deficit accumulated during the development stage	(15,863,493)	(12,200)
Total Stockholders' Deficit	(15,851,793)	(500)

Total Liabilities and Stockholders' Deficit	$116,937	$-

See accompanying notes to financial statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Statements of Operations

			March 30, 2010
			(inception)
	For the Year Ended		through
	August 31,	August 31,	August 31,
	2012	2011	2012

Sales
Products - net of slotting fees and discounts	$188,435	$-	$188,435
Service income	26,500	-	26,500
Service income - related party	12,252	-	12,252
Total sales	227,187	-	227,187

Cost of sales
Product costs	175,328	-	175,328
Service costs	3,481	-	3,481
Loss on write-off of obsolete inventory	22,687	-	22,687

Total cost of sales	201,496	-	201,496

Gross profit	25,691	-	25,691

Operating expenses
General and administrative expenses	522,070	11,450	534,270
Impairment of goodwill and other long-lived assets	993,547	-	993,547
Total operating expenses	1,515,617	11,450	1,527,817

Loss from operations	(1,489,926)	(11,450)	(1,502,126)

Other income (expense)
Change in fair value of derivative liabilities	(13,965,890)	-	(13,965,890)
Interest expense - amortization of debt discount	(311,039)	-	(311,039)
Interest expense -other	(84,438)	-	(84,438)
Total other income (expense)	(14,361,367)	-	(14,361,367)

Net loss	$(15,851,293)	$(11,450)	$(15,863,493)

Net loss per common share - basic and diluted	$(0.16)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	100,674,918	152,471,480

See accompanying notes to financial statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period from March 30, 2010 (Inception) to August 31, 2012

				Deficit Accumulated
	Common Stock			during the
	Shares	Amount	Additional Paid-In Capital	Development Stage	Stockholders' Equity (Deficit)

Balance, March 30, 2010 (Inception)	-	$-	$-	$-	$-

Stock issued for cash	140,000,000	140,000	(135,000)	-	5,000

Net loss				(750)	(750)

Balance, August 31, 2010	140,000,000	140,000	(135,000)	(750)	4,250

Stock issued for cash	23,450,000	23,450	(16,750)	-	6,700

Net loss				(11,450)	(11,450)

Balance, August 31, 2011	163,450,000	163,450	(151,750)	(12,200)	(500)

Cancellation of shares	(110,460,000)	(110,460)	110,460	-	-

Net loss				(15,851,293)	(15,851,293)

Balance, August 31, 2012	52,990,000	$52,990	$(41,290)	$(15,863,493)	$(15,851,793)

See accompanying notes to financial statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
Statements of Cash Flows

			March 30, 2010
			(inception)
	For the Year Ended		through
	August 31,	August 31,	August 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(15,851,293)	$(11,450)	$(15,863,493)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangibles	1,839		1,839
Stock based compensation	60,720	-	60,720
Amortization of debt discount	311,039	-	311,039
Amortization of debt issue costs	5,657	-	5,657
Change in fair value of derivative liabilities	13,965,890	-	13,965,890
Loss on write-off of obsolete inventory	22,687	-	22,687
Impairment of goodwill and other long-lived assets	993,547	-	993,547
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(6,156)	-	(6,156)
Prepaid and other	159	-	159
Inventory	3,626	-	3,626
Security Deposits	(1,000)	-	(1,000)
Increase (decrease) in:
Accounts payable and accrued liabilities	83,940	-	83,940
Deferred revenue	33,000		33,000
Net Cash Used In Operating Activities	(376,345)	(11,450)	(388,545)

Cash Flows From Investing Activities:
Net Cash Provided by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	20,506	500	21,006
Repayment of related party loans	(20,304)		(20,304)
Proceeds from convertible notes - net debt issuance costs	380,000	-	380,000
Proceeds from notes payable	15,099	-	15,099
Repayment of notes payable	(3,575)		(3,575)
Issuance of common stock	-	6,700	11,700
Net Cash Provided By Financing Activities	391,726	7,200	403,926

Net change in cash	15,381	(4,250)	15,381

Cash at beginning of period	-	4,250	-

Cash at end of period	$15,381	$-	$15,381

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Note issued for insurance premium	$16,325	$-	$16,325
Convertible notes issued in asset acquisition	$1,000,000	$-	$1,000,000
Cancellation of 110,460,000 common shares	$110,460	$-	$110,460
Assets acquired and liabilities assumed through asset acquisition as follows:
Accounts Receivable	$7,442		$7,442
Inventory	$82,761	$-	$82,761
Trade Name	$179,000	$-	$179,000
Customer List	$26,000	$-	$26,000
Goodwill	$790,386	$-	$790,386
Accounts payable and accrued expenses	$85,589	$-	$85,589

See accompanying notes to financial statements

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

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

From inception until we completed the acquisition of the Assets of Zizzaz, our operations consisted of developing and commercializing internet based software that will automate project management workflow allowing project managers, supervisors, coordinators, vendors and customers to view in real time the progress and specific scheduling of a multistage project. During that time, we did not generate any revenue and our operations were limited primarily to capital formation, organization, and development of our business plan.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

Pursuant to the Acquisition of Assets of Zizzaz, LLC (“Zizzaz”), as discussed in Note 4, we ceased to engage in the software industry and engaged in the distribution of beverages and nutraceutical products of our own brand and third-party manufacture.

Note 2 Summary of Significant Accounting Policies

Basis of presentation

The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company held no cash equivalents at August 31, 2012 and 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At August 31, 2012 and 2011, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables.  The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management.  The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of August 31, 2012 the Company deemed all receivables to be collectible.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	August 31, 2012	August 31, 2011
Finished goods	$21,851	$-
Packaging materials	34,597	-
	$56,448	$-

During the years ended August 31, 2012 and 2011 and for the period from March 30, 2010 (inception) to August 31, 2012, packaging materials deemed obsolete in the amount of $22,687, $0, and $22,687, respectively, were written-off.

Intangibles

Intangibles are comprised of goodwill, trade names and customer lists. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes it’s intangibles with finite useful lives over their respective useful lives. For the years ended August 31, 2012 and 2011 and for the period from March 30, 2010 (inception) to August 31, 2012 the Company recorded impairments related to intangible assets of $993,547, $0 and $993,547, respectively. See Note 5 below for a discussion of impairment charges.

Long-Lived Assets

Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, generally, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. See Note 5 below for a discussion of impairment charges.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At August 31, 2012 and 2011, the carrying value of the notes payable and accrued interest was $719,214 and $500.

The Company’s Level 3 financial liabilities consist of the derivative conversion features issued in February and June 2012 for which there is no current market for this security such that the determination of fair value requires significant judgment or estimation. The Company valued the conversion features using a binomial model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

August 31, 2012		Fair Value Measurement Using

	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$15,063,912	$-	$-	$15,063,912	$15,063,912

The Company adopted the disclosure requirements of ASU 2011-04, Fair Value Measurements, during the year ended August 31, 2012. The unobservable level 3 inputs used by the Company was the expected volatility assumption used in the option pricing model and the fair value of the Company’s stock price. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity. The fair value assumption of the company's common stock utilized in the calculation is derived from the company's current trading price on the bulletin board, adjusted to reflect the effect of potential dilution.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended August 31, 2012:

	Fair Value Measurement Using Level 3 Inputs

	Derivative conversion features	Total

Balance, August 31, 2011	$-	$-

Purchases, issuances and settlements	1,098,022	1,098,022
Change in fair value	13,965,890	13,965,890

Balance, August 31, 2012	$15,063,912	$15,063,912

Changes in the unobservable input values could potentially cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable inputs used in the fair value measurements is the expected volatility assumption and fair value of the Company’s common stock price. A significant increase (decrease) in the expected volatility and/or fair value of the Company’s common stock price assumptions could potentially result in a higher (lower) fair value measurement.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

Discount on Debt

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with FASB Accounting Standard Codification 815-15 (ASC 815-15). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of ASC 815-15 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The value of the embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

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

Research and Development

Research and development is expensed as incurred.  There was no such expense for the period March 30, 2010 (inception) to August 31, 2012.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. Stock based compensation expense for the years ended August 31, 2012 and 2011 and for the period March 30, 2010 (inception) to August 31, 2012 amounted to $60,720, $0 and $60,720, respectively.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue Recognition

The Company currently is in the development stage and has only generated $227,187 in revenue since its inception. We classify our revenue as either Product revenue or Service revenue.

Product revenue - Our product revenue includes revenue associated with the sale of consumer packaged goods, primarily beverages and nutraceuticals.

Service revenue - Service revenue is derived from product development revenue and consulting revenue relating to sales and logistics. Revenue associated with product development is recognized ratably over the contract period, which typically ranges from a minimum of one month to a maximum of less than a year. Consulting revenues are recognized ratably over the service periods.

Deferred revenue consists of amounts billed to, or payments received from, customers for  Services that have not met the criteria for revenue recognition.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

We evaluate and recognize revenue when all four of the following criteria are met:

●	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present.
●
Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For services, delivery is considered to occur as the service is provided.

●	Fixed or determinable fee. If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable.
●
Collection is deemed probable. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

Determining whether and when some of these criteria have been satisfied often involves assumptions and management judgments that can have a significant impact on the timing and amount of revenue we report in each period. Changes to any of these assumptions or management judgments, or changes to the elements in service arrangements, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Advertising

The Company expenses advertising when incurred. Advertising expenses for the years ended August 31, 2012 and 2011 and for the period March 30, 2010 (inception) to August 31, 2012 were $5,186, $0 and $5,186, respectively.

Basic Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Common stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled approximately 193,000,000 common shares potentially issuable upon conversion of convertible debt.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company does not believe the adoption of ASU 2012-02 will have a significant impact on the Company’s financial position or results of operations.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $15,851,293 and $376,345, respectively, for the year ended August 31, 2012 and an accumulated net loss during the development stage totaling $15,863,493. The Company currently is in the development stage and has only generated $227,187 in revenue since its inception.

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

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

	For the Years Ended
	August 31, 2012	August 31, 2011
Revenues	$234,629	$-
Net loss	(1,346,476)	(15,704,203)
Loss per share of common stock	(0.03)	(0.97)
Basic and diluted	52,990,000	16,170,096

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011
Note 5 Intangible Assets

There were no balances or activity for intangible assets during fiscal 2011. The following table summarizes changes in our intangible assets during fiscal 2012:

	Estimated Life	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Customer List	8 years	$26,000	$(1,839)	$(24,161)	$-
Trade Name	Indefinite	179,000	-	(179,000)	-
Goodwill	Indefinite	790,386	-	(790,386)	-
		$995,386	$(1,839)	$(993,547)	$-

We assess goodwill and other intangible assets for impairment annually during the fourth quarter of each year and on an interim date should factors or indicators become apparent that would require an impairment test.

Due to ongoing challenging trends, ability to raise capital and market dynamics the Company realized unexpected poor results of operations during the period February 2012 - August 2012.  As a result of these factors and the related risks associated with our business, the fair values of our intangible assets (the “Assets”) were negatively impacted. The estimated fair values of our Assets were determined to be significantly less than their respective carrying amounts, so we determined that the Asset balances were impaired. Due to limited sales since acquisition  and uncertainty of future prospects of products an impairment charge totaling $993,547 was recorded in the fourth quarter of fiscal 2012, reducing the carrying amount of the Assets to $0.

Our impairment charges related to goodwill and long-lived assets discussed above have been included in “Impairment of goodwill and other long-lived assets” in our Statements of Operations.

Amortization expense related to the customer list totaled $1,839 for the period September 01, 2011 to August 31, 2012.

Note 6 Sale of Premier Brands Assets

On February 6, 2012, prior to the Acquisition of Assets of Zizzaz, we entered into an agreement of sale with Matthew Howell pursuant to which we sold to Howell certain assets of Premier Brands in exchange for a cancellation of a total of 110,460,000 shares of our common stock held by Mr. Howell.

Note 7  Notes Payable

On October 21, 2011, the Company received a loan of $15,099 to fund operations. The loan carries a 3% annual interest rate, has no repayment terms and as such is included in current liabilities. Accrued interest due totaled $392 as of August 31, 2012.

As of August 31, 2012, the outstanding balance on the loan was $15,099.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

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

As of August 31, 2012, the outstanding balance related to this finance agreement was $12,750.

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

Due to the fact that these convertible notes have full reset adjustments based upon the issuance of equity securities by the Company in the future, they are subject to derivative liability treatment under Section 815-40-15 of the Codification (formerly FASB Emerging Issues Task Force 07-5). The convertible notes have been measured at fair value using a binomial model at period end with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

The convertible notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes of $812,318.

The embedded derivative of the convertible notes was re-measured at August 31, 2012 yielding a loss on change in fair value of the derivatives of $10,345,847 for the year ended August 31, 2012. The derivative value of the convertible notes at August 31, 2012 yielded a derivative liability at fair value of $11,158,165.

As of August 31, 2012, accrued and unpaid interest under the Notes was $56,557.

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
August 31, 2012 and 2011

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

Due to the fact that these convertible notes have full reset adjustments based upon the issuance of equity securities by the Company in the future, they are subject to derivative liability treatment under Section 815-40-15 of the Codification (formerly FASB Emerging Issues Task Force 07-5). The convertible notes have been measured at fair value using a binomial model at period end with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

The convertible notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes of $284,311.

The embedded derivative of the convertible notes was re-measured at August 31, 2012 yielding a loss on change in fair value of the derivatives of $3,621,166 for the year ended August 31, 2012. The derivative value of the convertible notes at August 31, 2012 yielded a derivative liability at fair value of $3,905,477.

As of August 31, 2012, accrued and unpaid interest under the Notes was $19,795.

Restricted Cash
$162,805 of the proceeds raised in this offering is to be held in escrow and disbursed as follows:

a.	$50,000 on March 1, 2012
b.	$50,000 on April 2, 2012
c.	$62,805 on May 1, 2012

On June 26, 2012 the Company issued convertible notes in the aggregate principal amount of $50,000 to four investors. Each convertible note has a term of six months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof and upon the occurrence of a financing (the “Financing”) in the minimum amount of $250,000 until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a per share conversion price to be determined by the conversion rate of the Financing. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC No. 815, due to the potential for settlement in a variable quantity of shares. The convertible notes have been measured at fair value using a binomial model at period end with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

The convertible notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes of $1,393.

The embedded derivative of the convertible notes was re-measured at August 31, 2012 yielding a gain on change in fair value of the derivatives of $1,123 for the year ended August 31, 2012. The derivative value of the convertible notes at August 31, 2012 yielded a derivative liability at fair value of $270.

As of August 31, 2012, accrued and unpaid interest under the Note was $902.

Convertible notes payable consisted of the following at August 31, 2012 and 2011:

	August 31, 2012	August 31, 2011
Convertible notes payable, entered into on February 6, 2012 for a term of 24 months maturing on February 6, 2014, with interest at 10% per annum with interest due semi-annually.	$1,000,000	$-

Discount on note payable	(812,318)	-

Accumulated amortization of discount	230,026	-

Convertible notes payable, entered into on February 6, 2012 for a term of 24 months maturing on February 6, 2014, with interest at 10% per annum due semi-annually.	350,000	-

Discount on note payable	(284,311)	-

Accumulated amortization of discount	80,510	-

Convertible notes payable, entered into on June 26, 2012 for a term of 6 months maturing on December 26, 2012, with interest at 10% per annum due at maturity.	50,000	-

Discount on note payable	(1,393)	-

Accumulated amortization of discount	503	-

	$613,017	$-

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

The Company recorded $311,039, $0 and $311,039 in amortization of the discount to the notes for the years ended August 31, 2012 and 2011and for the period March 30, 2010 (inception) to August 31, 2012, respectively. The Company recorded $77,254, $0 and $77,254 in interest expense on the convertible notes for the years ended August 31, 2012 and 2011 and for the period March 30, 2010 (inception) to August 31, 2012, respectively.

Note 9 Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance August 31, 2011	$-
Debt issuance costs – February 6, 2012 financings	20,000
Amortization of debt issue costs during year ended August 31, 2012	(5,657)
Balance – August 31, 2012	$14,343

Note 10 Related Party Transactions

During previous periods, a Company shareholder loaned the Company monies to pay outstanding invoices for professional services. As of February 29, 2012 the Company was indebted to the shareholder in the amount of $500. This loan is unsecured and is due on demand.

As of August 31, 2012 the Company was indebted to two related parties in the amount of $202. During the year ended August 31, 2012, these related parties advanced the Company $506 to fund operations. During the year $304 of the advances were repaid. The loans are unsecured and are due on demand.

The Company pays a monthly consulting fee to a related party in the amount of $10,000. The consultant is also reimbursed for all expenses incurred on behalf of the Company. Consulting fees and reimbursable expenses for the year ended August 31, 2012 amounted to $90,000 and $33,351 respectively. As of August 31, 2012 the balance due to the consultant amounted to $30,000. During the year ended August 31, 2012, the Company paid $600 in interest to this related party relating to outstanding invoice balances.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

On March 27, 2012 a related party advanced the Company $20,000 to fund operations. The advance was subsequently paid off on April 05, 2012 along with interest in the amount of $400.

During the year ended August 31, 2012 the Company recognized revenue from consulting services provided to a related party in the amount of $12,252. The Company advises this related party customer on product placement and distribution activities. The outstanding accounts receivable balance from this related party as of August 31, 2012 was $4,252.

The Company leases its San Diego office space on a month to month basis from a related party for monthly rental payments of $1,000. Total rent expense for the years ended August 31, 2012 and 2011 was $8,000 and $0, respectively. The outstanding accounts payable balance due to this related party as of August 31, 2012 was $1,000.

Note 11 Income Taxes

	As of August 31,	As of August 31,
	2012	2011
Deferred tax assets:
Net operating tax carry forwards	$1,897,603	$12,200
Tax rate	34%	34%
Gross deferred tax assets	645,185	4,148
Valuation allowance	(645,185)	(4,148)

Net deferred tax assets	$-0-	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of August 31, 2012, the Company has net operating loss carry forwards of approximately $1,900,000. Net operating loss carry forwards expire twenty years from the date the loss was incurred.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2012 and 2011

Consulting Agreements

On June 1, 2012 the Company entered into a five month agreement with SNK Consulting Services, LLC (“SNK”) to provide investor relations and communications consulting services. The Company will compensate SNK $3,000 per month relating to this agreement. In addition SNK is to be issued 100,000 shares of Company common stock, to be issued immediately.

This agreement shall renew for successive terms of five months. Either party may terminate the agreement, with or without cause, by giving the other party thirty days prior written notice after the first 90 days.

Note 14 Concentrations

The Company has the following concentrations:

(A)	Sales

Customer	August 31, 2012	August 31, 2011
A	24%	-%
B	35%	-%
C	11%	-%

(B)	Accounts Receivable

Customer	August 31, 2012	August 31, 2011
D	44%	-%
E	31%	-%
F	11%	-%
G	14%	-%

(C)	Purchases

Vendor	August 31, 2012	August 31, 2011
A	88%	-%

Note 15 Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

Notes Offering

On September 27, 2012 the Company issued convertible notes in the aggregate principal amount of $40,000 to four investors. Each convertible note has a term of twenty four months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.20 per share.

Notes Offering

On October 23, 2012 the Company issued convertible notes in the aggregate principal amount of $50,000 to an investor. Each convertible note has a term of twenty four months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.20 per share.

Joint Venture Agreement

On October 23, 2012, the Company entered into a three year Joint Venture Agreement (the “Agreement”) with First Kontact, LLC (“FK”). This agreement entitles the Company the use of FK’s marketing center, located in Tijuana, Baja California, Mexico, for the purpose of marketing, promotion, sales and distribution of consumer packaged goods into the United States of America including convenience stores, supermarkets, pharmacies, mass retail, wholesalers and distributors.

The Company will pay FK a monthly fee, within the range of $3,000-$7,500 per month, depending on the cost of each sales and marketing campaign. In addition, the Company will issue FK 200,000 shares of common stock per year which vest equally over a twelve month period.

This Agreement shall renew for successive terms of three years if neither party has been apprised of a default under this agreement. Either party may terminate the agreement, with or without cause, by giving the other party thirty days prior written notice.

On December 4, 2012, the Company entered into Promissory Notes (“Notes”) for Principal of $30,000 with 4 Noteholders.  As of December 14, 2012, the Company has received proceeds of $15,000 from the issuance of these Notes. The Notes bear interest at 10% per annum. The Notes mature on December 4, 2014.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Except the changes in our independent auditors that was previously reported on the Current Report on Form 8-K filed with the SEC on February 10, 2012, there is no change in our independent auditors. In addition, there have been no disagreements with accountants on accounting and financial occurred during the two most recent fiscal years or any subsequent interim period.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, due to the  material weaknesses: (i) lack of a functioning audit committee due to a lack of a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was ineffective for the purposes for which it is intended.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In assessment of the effectiveness of internal control over financial reporting as of August 31, 2012, our management identified the  material weaknesses: (i) lack of a functioning audit committee due to a lack of a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

We implemented or in the process of implementing the following step to remediate the material weakness identified above:

In 2012, the Company has engaged an outside consultant to assist with documenting transactions and improving internal controls.

However, the implementation of the above remedial measure has not fully cured such identified material weakness. We are not able to estimate with reasonable certainty the costs that we will incur in continuing to implement the above and other measures designed to improve our internal control over financial reporting. If we fail to establish an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market value of our equity and/or debt may be adversely impacted.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Jorge Olson (1)	40	President, Chief Financial Officer, Secretary and Director

(1)	On July 20, 2012, the Board of Directors of the Company appointed Jorge Olson as the Company's new Chief Executive Officer, effective immediately.

Jorge Olson was appointed President, Chief Financial Officer, Secretary and Director of the Company on the Closing Date.  For the past five years, Mr. Olson has been serving as Chief Executive Officer of Cube17, Inc., a company providing consulting services to consumer goods businesses. Prior to that, he was formerly Chief Operating Officer and founder of DSD Merchandising, Inc., a consumer goods manufacturing and distribution company, and has served as Vice President Sales and Marketing for Nascent Foodservice, Inc., an international food distribution company. He has also served as the Vice President and Chief Executive Officer at two software companies Project.net and CSB-Systems International, Inc.. Mr. Olson has successfully developed, marketed and sold more than 1,000 different consumer products in the United States and Mexico. He has more than a decade of top-level executive experience in consumer goods, beverages and wholesale distribution. He has a Bachelor Degree in Liberal Arts and Sciences from San Diego State University. He is the author of successful business resource books, Build Your Beverage Empire and The Unselfish Guide to Self Promotion. We believe Mr. Olson's industry expertise in sales, strategy and analysis for consumer goods, retail, and wholesale distribution will enable him to provide us strong leadership and strategic vision to the Company.

Term of Office

Our directors hold office until the next annual general meeting of our stockholders or until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. Our officers are elected by and serve at the discretion of the board of directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

·	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
·
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

·
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

·
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

·
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

·
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Mr. Olson is not considered independent because he is a principal stockholder and an executive officer of the Company. Mr. Piacente is not considered independent because he served as an executive officer of the Company in the past three years.

Potential Conflict of Interest

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2012, except that reports were not timely filed by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Jorge Olson	1	0	1
Rosario Piacente	0	1	1

Code of Ethics

We adopted a code of ethics on March 30, 2010, a copy of which was filed with the SEC as Exhibit 14.1 to the Company’s registration statement on Form S-1 on October 12, 2010.

ITEM 11.	EXECUTIVE COMPENSATION.

The following sets forth information with respect to the compensation awarded or paid to named executive officers:

Summary Compensation of Named Executive Officers

Name and Principal Position	Year	Salary ($)	Bonus	All Other Compensation ($)	Total ($)
Jorge Olson (1)	2012	$90,000	$0	$41,951	$0
President, Chief Executive Officer, Chief Financial Officer and Secretary	2011	$-	$-	$-	$-

Rosario Piacente (2)	2012	$0	$0	$0	$0
Director	2011	$-	$-	$-	$-

Matthew Howell (2)	2012	$0	$0	$0	$0
Former President, Chief Executive Officer, Chief Financial Officer and Secretary	2011	$0	$0	$0	$0

(1)	Mr. Olson was appointed as President, Chief Financial Officer, Secretary, and a member of our Board of Director on February 6, 2012 and as Chief Executive Officer on July 20, 2012.
(2)
Mr. Piacente was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, and a member of our Board of Directors on December 27, 2011, and resigned as President, Chief Financial Officer, and Secretary of the Company on February 6, 2012 and as Chief Executive Officer on July 16, 2012. He subsequently resigned as a director of the Company in December 2012.

(3)
Mr. Howell resigned as President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company and a member of our Board of Directors and as officers of the Company on December 27, 2011.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended August 31, 2012.

Compensation of Directors

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors, however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

Compensation Committee Interlocks and Insider Participation

During the fiscal year of 2012, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers, however, none of our executive officers received any compensation during the last fiscal year. None of our executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our Board or Compensation Committee.

Indemnification of Directors and Executive Officers and Limitation of Liability

The Wyoming Business Corporation Act provides that a corporation may indemnify directors and officers as well as other employees and individuals against expenses including attorneys’ fees, judgments, fines and amounts paid in settlement in connection with various actions, suits or proceedings, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation, such as a derivative action), if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. A similar standard is applicable in the case of any actions by or in the right of the corporation, except that indemnification only extends to expenses, including attorneys’ fees, incurred in connection with the defense or settlement of such actions, and the statute requires court approval before there can be any indemnification where the person seeking indemnification has been found liable to the corporation. The statute provides that it is not exclusive of other indemnification that may be granted by a corporation’s certificate of incorporation, bylaws, agreement, a vote of stockholders or disinterested directors or otherwise.

The Wyoming Business Corporation Act permits Wyoming corporations to secure and maintain insurance on behalf of any of our directors, officers, employees or agents and each person who is, or was, serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, limited liability company, trust or other enterprise for any liability asserted against and incurred by such person in any such capacity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of the Closing Date after giving effect to the Assets Acquisition, Assets Sale and Offering for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the Closing Date.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 4364 Bonita Road, No. 424, Bonita, California 91902.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Jorge Olson	5,600,000	10.57%
All directors and executive officers as a group (1 person)	5,600,000	10.57%

Jorge Olson	5,600,000	10.57%
* Less than 1%
(1) Based on 52,990,000 shares of common stock issued and outstanding as of the December 14, 2012 after giving effect to the Assets Acquisition, Assets Sale and Offering.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●
On February 6, 2012, we entered into the Agreement of Sale with our former principal shareholder Matthew Howell pursuant to which we sold certain assets to Matthew Howell in exchange for a cancellation of 1,578,000 shares of our common stock.

●	Prior to the closing of the Zizzaz Assets Acquisition, our former president and director provided rent-free office space to the Company.
●
Prior to the closing of the Zizzaz Assets Acquisition, our former principal shareholder Matthew Howell loaned the Company $500 to pay outstanding invoices for professional services. As of August 31, 2012 the Company was indebted to the shareholder in the amount of $500. This loan has no interest and is unsecured and due on demand.

●
As of August 31, 2012 the Company was indebted to Cube 17, Inc. in the amount of $2. Cube 17, Inc. is owned by our President, Chief Executive Officer, Chief Financial Officer and Director. During the year ended August 31, 2012, Cube 17, Inc. advanced the Company $306 to fund operations. During the year $304 of the advances were repaid. These loans have no interest and are unsecured and due on demand.

●
The Company pays a monthly consulting fee to Cube 17, Inc., a company owned by our President, Chief Executive Officer, Chief Financial Officer and Director, in the amount of $10,000. The consultant is also reimbursed for all expenses incurred on behalf of the Company. Consulting fees and reimbursable expenses for the year ended August 31, 2012 amounted to $90,000 and $33,351 respectively. As of August 31, 2012 the balance due to the consultant amounted to $30,000. During the year ended August 31, 2012, the Company paid $600 in interest to Cube 17, Inc., relating to outstanding invoices for consulting fees and reimbursable expenses.

●
On March 27, 2012, Cube 17, Inc., a company owned by our President, Chief Executive Officer, Chief Financial Officer and Director advanced the Company $20,000 to fund operations. The advance was subsequently paid off on April 05, 2012 along with interest in the amount of $400.

●
During the year ended August 31, 2012 the Company recognized revenue from consulting services provided to Make me Drinks, Inc., 30% of which is owed by our President, Chief Executive Officer, Chief Financial Officer and Director, in the amount of $12,252. The Company advises this related party customer on product placement and distribution activities. The outstanding accounts receivable balance from this related party as of August 31, 2012 was $4,252.

●
The Company leases its San Diego office space on a month to month basis from Gloria Olson for monthly rental payments of $1,000. Gloria Olson is wife of our President, Chief Executive Officer, Chief Financial Officer and Director. The total rent expense for the years ended August 31, 2012 and 2011 was $8,000 and $0, respectively. The outstanding accounts payable balance due to this related party as of August 31, 2012 was $1,000.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our ordinary shares, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the effect on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the terms of the transaction;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

Promoters and Certain Control Persons

Promoter within the definition of 12b-2 includes (i) any person who, acting alone or in conjunction with one or more other persons, directly or indirectly takes initiative in founding and organizing the business or enterprise of an issuer; or (ii) any person who, in connection with the founding and organizing of the business or enterprise of an issuer, directly or indirectly receives in consideration of services or property, or both services and property, 10 percent or more of any class of securities of the issuer or 10 percent or more of the proceeds from the sale of any class of such securities.

We have no knowledge of any person who would be deemed a “promoter” of our company during the past five years within the meaning of Rule 405 under the Securities Act, except as follows:

Mr. David Richardson, who was President, Chief Financial Officer, Chief Executive Officer and a director at the inception of the Company, may come into the definition of promoter as person taking initiative in founding and organizing the business of the company. On April 19, 2010, the Company issued 2,000,000 shares of its common stock to Matthew Howell, or 1005 of the number of shares outstanding at the time of the issuance, at $0.0025 per share in consideration of $5,000 in cash.
Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Mr. Olson is not considered independent because he is a principal stockholder and an executive officer of the Company. Mr. Piacente is not considered independent because he served as an executive officer of the Company in the past three years.

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $2,750 and $24,500 for the fiscal years ended August 31, 2011 and 2012, respectively.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) Tax Fees

There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

(5) Pre-Approval Policies and Procedures

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company’s board of directors acting as the audit committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(3) Exhibits

Exhibit Number	Description
2.1
Purchase Agreement, dated February 6, 2012, by and among the Company, Zizzaz LLC, MLF Holdings, LLC, Double U Master Fund, Ltd., and Marvin Mermelstein, incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on February 10, 2012

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed on July 16, 2012

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2010

4.1	Form of Assets Acquisition Note dated February 6, 2012, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on February 10, 2012

4.2	Form of February Financing Note dated February 6, 2012, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on February 10, 2012

4.3	Form of June Financing Note dated June 26, 2012, incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on July 16, 2012

4.4	Form of September Financing Note dated September 27, 2012

10.1	Agreement of Sale, dated February 6, 2012, by and among the Company and Matthew Howell, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 10, 2012

10.2	Subscription Agreement dated February 6, 2012, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 10, 2012

16.1	Letter from Kyle L. Tingle, CPA, LLC, incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed on February 10, 2012

99.1	Financial Statements for the period from inception to the year end December 31, 2011 for Zizzaz LLC., incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 10, 2012

99.2	Unaudited pro forma combined financial information of TrackSoft Systems, Inc. and Zizzaz LLC., incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on February 10, 2012

31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this report.
+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Brands, Inc.

Date: December 14, 2012	By:	/s/ Jorge Olson
Jorge Olson
President, Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jorge Olson	President, Chief Executive Officer, Chief Financial Officer and Director	December 14, 2012
Jorge Olson	(Principal Executive Officer and Principal Accounting Officer)