Form 10-Q
period 2012-11-30
Premier Brands, Inc.
filed 2013-04-04
CIK 1502777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

Not applicable

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of March 25, 2013, the registrant had 52,990,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PREMIER BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q
November 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PREMIER BRANDS, INC.
(FORMERLY TRACKSOFT SYSTEMS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
MARCH 30, 2010 (INCEPTION) TO NOVEMBER 30, 2012

CONTENTS

Page(s)
Balance Sheets as of November 30, 2012 and August 31, 2012	F-2

Statements of Operations for the Three Months Ended November 30, 2012 and 2011 and for the Period March 30, 2010 (Inception) to November 30, 2012	F-3

Statement of Changes in Stockholders’ Equity (Deficit) for the Period March 30, 2010 (Inception) to November 30, 2012	F-4

Statements of Cash Flows for the Three Months Ended November 30, 2012 and 2011 and for the Period March 30, 2010 (Inception) to November 30, 2012	F-5

Notes to Financial Statements	F-6 - F-26

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Balance Sheets

	November 30, 2012	August 31, 2012
	(unaudited)

Assets

Current Assets
Cash	$32,610	$15,381
Accounts receivable, net	21,730	13,598
Inventories	-	56,448
Prepaid expenses	10,615	16,167
Security deposits	1,000	1,000
Total Current Assets	65,955	102,594

Debt issuance costs - net	11,856	14,343
Total Assets	$77,811	$116,937

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$221,547	$169,530
Deferred revenue	33,730	33,000
Stock issuance liability	114,367	60,720
Notes payable	22,430	27,849
Loans payable - related parties	1,702	702
Convertible notes payable, net of debt discount	49,803	49,110
Derivative liability -convertible notes payable	-	270
Total Current Liabilities	443,579	341,181

Convertible notes payable, net of debt discount	790,423	563,907
Derivative liability -convertible notes payable	13,114,287	15,063,642

Total Liabilities	14,348,289	15,968,730

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized;
52,990,000 and 52,990,000 shares issued and outstanding, respectively	52,990	52,990
Additional paid in capital	(41,290)	(41,290)
Deficit accumulated during the development stage	(14,282,178)	(15,863,493)
Total Stockholders' Deficit	(14,270,478)	(15,851,793)

Total Liabilities and Stockholders' Deficit	$77,811	$116,937

See accompanying notes to financial statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Statements of Operations
(unaudited)

			March 30, 2010
			(inception)
	For the Three Months Ended		through
	November 30,	November 30,	November 30,
	2012	2011	2012

Sales
Products - net of slotting fees and discounts	$86,435	$-	$274,870
Service income	62,890	-	89,390
Service income - related party	-	-	12,252
Total sales	149,325	-	376,512

Cost of sales
Product costs	76,825	-	252,153
Service costs	-	-	3,481
Loss on write-off of obsolete inventory	56,448	-	79,135

Total cost of sales	133,273	-	334,769

Gross profit	16,052	-	41,743

Operating expenses
General and administrative expenses	208,383	15,099	742,653
Impairment of goodwill and other long-lived assets	-	-	993,547
Total operating expenses	208,383	15,099	1,736,200

Loss from operations	(192,331)	(15,099)	(1,694,457)

Other income (expense)
Change in fair value of derivative liabilities	1,949,625	-	(12,016,265)
Interest expense - amortization of debt discount	(137,209)	-	(448,248)
Interest expense -other	(38,770)	(51)	(123,208)
Total other income (expense)	1,773,646	(51)	(12,587,721)

Net income (loss)	$1,581,315	$(15,150)	$(14,282,178)

Net income (loss) per common share - basic and diluted	$0.03	$(0.00)

Weighted average common shares outstanding
- basic and diluted	52,990,000	163,450,000

See accompanying notes to financial statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period from March 30, 2010 (Inception) to November 30, 2012
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated during the Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, March 30, 2010 (Inception)	-	$-	$-	$-	$-

Stock issued for cash	140,000,000	140,000	(135,000)	-	5,000

Net loss				(750)	(750)

Balance, August 31, 2010	140,000,000	140,000	(135,000)	(750)	4,250

Stock issued for cash	23,450,000	23,450	(16,750)	-	6,700

Net loss				(11,450)	(11,450)

Balance, August 31, 2011	163,450,000	163,450	(151,750)	(12,200)	(500)

Cancellation of shares	(110,460,000)	(110,460)	110,460	-	-

Net loss				(15,851,293)	(15,851,293)

Balance, August 31, 2012	52,990,000	52,990	$(41,290)	(15,863,493)	(15,851,793)

Net income three months ended November 30, 2012				1,581,315	1,581,315

Balance, November 30, 2012	52,990,000	$52,990	$(41,290)	$(14,282,178)	$(14,270,478)

See accompanying notes to financial statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
Statements of Cash Flows
(unaudited)

			March 30, 2010
			(inception)
	For the Three Months Ended		through
	November 30,	November 30,	November 30,
	2012	2011	2012

Cash Flows From Operating Activities:
Net income (loss)	$1,581,315	$(15,150)	$(14,282,178)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangibles	-		1,839
Stock based compensation	53,647	-	114,367
Amortization of debt discount	137,209	-	448,248
Amortization of debt issue costs	2,487	-	8,144
Change in fair value of derivative liabilities	(1,949,625)	-	12,016,265
Loss on write-off of obsolete inventory	56,448	-	79,135
Impairment of goodwill and other long-lived assets	-	-	993,547
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(8,132)	-	(14,288)
Prepaid and other	5,552	-	5,711
Inventory	-	-	3,626
Security Deposits	-	-	(1,000)
Increase (decrease) in:
Accounts payable and accrued liabilities	52,017	51	135,957
Deferred revenue	730		33,730
Net Cash Used In Operating Activities	(68,352)	(15,099)	(456,897)

Cash Flows From Investing Activities:
Net Cash Provided by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	1,000	-	22,006
Repayment of related party loans	-		(20,304)
Proceeds from convertible notes - net debt issuance costs	90,000	-	470,000
Proceeds from notes payable	-	15,099	15,099
Repayment of notes payable	(5,419)		(8,994)
Issuance of common stock	-	-	11,700
Net Cash Provided By Financing Activities	85,581	15,099	489,507

Net change in cash	17,229	-	32,610

Cash at beginning of period	15,381	-	-

Cash at end of period	$32,610	$-	$32,610

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Note issued for insurance premium	$-	$-	$16,325
Convertible notes issued in asset acquisition	$-	$-	$1,000,000
Cancellation of 110,460,000 common shares	$-	$-	$110,460
Assets acquired and liabilities assumed through asset acquisition as follows:
Accounts Receivable	$-		$7,442
Inventory	$-	$-	$82,761
Trade Name	$-	$-	$179,000
Customer List	$-	$-	$26,000
Goodwill	$-	$-	$790,386
Accounts payable and accrued expenses	$-	$-	$85,589

See accompanying notes to financial statements

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
November 30, 2012

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
November 30, 2012

Note 2 Summary of Significant Accounting Policies

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended August 31, 2012 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended August 31, 2012 as filed with the SEC on December 14, 2012.

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
November 30, 2012

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.  See Note 3 regarding going concern matters.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company held no cash equivalents at November 30, 2012 and August 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At November 30, 2012 and August 31, 2012, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables.  The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management.  The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of November 30, 2012 and August 31, 2012 the Company deemed all receivables to be collectible.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	November 30, 2012	August 31, 2012
Finished goods	$-	$21,851
Packaging materials	-	34,597
	$-	$56,448

During the three months ended November 30, 2012 and 2011 and for the period from March 30, 2010 (inception) to November 30, 2012, product inventory and packaging materials deemed obsolete in the amount of $56,448, $0, and $79,135, respectively, were written-off.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
November 30, 2012

Intangibles

Intangibles are comprised of goodwill, trade names and customer lists. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes it’s intangibles with finite useful lives over their respective useful lives. For the three months ended November 30, 2012 and 2011 and for the period from March 30, 2010 (inception) to November 30, 2012 the Company recorded impairments related to intangible assets of $0, $0 and $993,547, respectively. See Note 5 below for a discussion of impairment charges.

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
November 30, 2012

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At November 30, 2012 and August 31, 2012, the carrying value of the notes payable and accrued interest was $963,052 and $719,214.

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
November 30, 2012

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

November 30, 2012		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$13,114,287	$-	$-	$13,114,287	$13,114,287

August 31, 2012		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$15,063,912	$-	$-	$15,063,912	$15,063,912

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period August 31, 2011 through November 30, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion features	Total

Balance, August 31, 2011	$-	$-

Purchases, issuances and settlements	1,098,022	1,098,022
Change in fair value	13,965,890	13,965,890
Balance, August 31, 2012	15,063,912	15,063,912
Change in fair value	(1,949,625)	(1,949,625)
Balance, November 30, 2012	$13,114,287	$13,114,287

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
November 30, 2012

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
November 30, 2012

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

Research and Development

Research and development is expensed as incurred.  There was no such expense for the period March 30, 2010 (inception) to November 30, 2012.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. Stock based compensation expense for the three months ended November 30, 2012 and 2011 and for the period March 30, 2010 (inception) to November 30, 2012 amounted to $53,647, $0 and $114,367, respectively.

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

Revenue Recognition

The Company currently is in the development stage and has only generated $376,512 in revenue since its inception. We classify our revenue as either Product revenue or Service revenue.

Product revenue - Our product revenue includes revenue associated with the sale of consumer packaged goods, primarily beverages and nutraceuticals.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
November 30, 2012

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

Advertising

The Company expenses advertising when incurred. Advertising expenses for the three months ended November 30, 2012 and 2011 and for the period March 30, 2010 (inception) to November 30, 2012 were $1,016, $0 and $6,202, respectively.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
November 30, 2012

Basic Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Common stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled approximately 193,470,000 common shares potentially issuable upon conversion of convertible debt.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company fiscal years, and interim periods within those years beginning after December 15, 2012. The Company will comply with the disclosure requirements of this ASU for the quarter ending April 30, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.

In July 2012, the FASB issued the Accounting Standards Update or ASU, 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
November 30, 2012

In December 2011, the FASB issued the ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU 2011-12 was issued to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. During the redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of these provisions did not have a material effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has net income and net cash used in operations of $1,581,315 and $68,352, respectively, for the three months ended November 30, 2012 and an accumulated net loss during the development stage totaling $14,282,178. The Company currently is in the development stage and has only generated $376,512 in revenue since its inception.

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
November 30, 2012

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

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of September 1, 2011. The pro forma amounts give effect to appropriate adjustments of amortization of intangible assets and interest expense associated with the financing of the purchase. The pro forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of September 1, 2011.

	For the Three Months Ended
	November 30, 2012	November 30, 2011
Revenues	$149,325	$-
Net income (loss)	1,581,315	(141,995)
Income (loss) per share of common stock – basic and diluted	0.03	(0.00)
Weighted average common shares outstanding - basic and diluted	52,990,000	52,990,000

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
November 30, 2012

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

We performed our annual impairment test as of August 31, 2012. Due to ongoing challenging trends, ability to raise capital and market dynamics the Company realized unexpected poor results of operations during the period February 2012 - August 2012.  As a result of these factors and the related risks associated with our business, the fair values of our intangible assets (the “Assets”) were negatively impacted. The estimated fair values of our Assets were determined to be significantly less than their respective carrying amounts, so we determined that the Asset balances were impaired. Accordingly, step two of the impairment test was completed which resulted in an impairment charge totaling $993,547 in the fourth quarter of fiscal 2012, reducing the carrying amount of the Assets to $0.

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
November 30, 2012

Note 6 Sale of Premier Brands Assets

On February 6, 2012, prior to the Acquisition of Assets of Zizzaz, we entered into an agreement of sale with Matthew Howell pursuant to which we sold to Howell certain assets of Premier Brands in exchange for a cancellation of a total of 110,460,000 shares of our common stock held by Mr. Howell.

Note 7  Notes Payable

On October 21, 2011, the Company received a loan of $15,099 to fund operations. The loan carries a 3% annual interest rate, has no repayment terms and as such is included in current liabilities. Accrued interest due totaled $504 as of November 30, 2012.

As of November 30, 2012, the outstanding balance on the loan was $15,099.

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

As of November 30, 2012, the outstanding balance related to this finance agreement was $7,331.

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
November 30, 2012

The convertible notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes of $812,318.

The embedded derivative of the convertible notes was re-measured at November 30, 2012 yielding a gain on change in fair value of the derivatives of $1,443,879 for the three months ended November 30, 2012. The derivative value of the convertible notes at November 30, 2012 yielded a derivative liability at fair value of $9,714,286.

As of November 30, 2012, accrued and unpaid interest under the Notes was $81,421.

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

The embedded derivative of the convertible notes was re-measured at November 30, 2012 yielding a gain on change in fair value of the derivatives of $505,477 for the three months ended November 30, 2012. The derivative value of the convertible notes at November 30, 2012 yielded a derivative liability at fair value of $3,400,000.

As of November 30, 2012, accrued and unpaid interest under the Notes was $28,497.

Restricted Cash
$162,805 of the proceeds raised in this offering is to be held in escrow and disbursed as follows:

a.	$50,000 on March 1, 2012
b.	$50,000 on April 2, 2012
c.	$62,805 on May 1, 2012

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
November 30, 2012

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

The embedded derivative of the convertible notes was re-measured at November 30, 2012 yielding a gain on change in fair value of the derivatives of $269 for the three months ended November 30, 2012. The derivative value of the convertible notes at November 30, 2012 yielded a derivative liability at fair value of $0.

As of November 30, 2012, accrued and unpaid interest under the Note was $2,148.

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

As of November 30, 2012, accrued and unpaid interest under the Note was $701.

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

As of November 30, 2012, accrued and unpaid interest under the Note was $521.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
November 30, 2012

Convertible notes payable consisted of the following at November 30, 2012 and August 31, 2012:

	November 30, 2012	August 31, 2012
Convertible notes payable, entered into on February 6, 2012 for a term of 24 months maturing on February 6, 2014, with interest at 10% per annum with interest due semi-annually.	$1,000,000	$1,000,000

Discount on note payable	(812,318)	(812,318)

Accumulated amortization of discount	331,149	230,026

Convertible notes payable, entered into on February 6, 2012 for a term of 24 months maturing on February 6, 2014, with interest at 10% per annum due semi-annually.	350,000	350,000

Discount on note payable	(284,311)	(284,311)

Accumulated amortization of discount	115,903	80,510

Convertible notes payable, entered into on June 26, 2012 for a term of 6 months maturing on December 26, 2012, with interest at 10% per annum due at maturity.	50,000	50,000

Discount on note payable	(1,393)	(1,393)

Accumulated amortization of discount	1,196	503

Convertible notes payable, entered into on September 27, 2012 for a term of 24 months maturing on September 27, 2014, with interest at 10% per annum due at maturity.	40,000	-

Convertible notes payable, entered into on October 23, 2012 for a term of 24 months maturing on October 23, 2014, with interest at 10% per annum due at maturity.	50,000	-

	$840,226	$613,017

The Company recorded $137,209, $0 and $448,248 in amortization of the discount to the notes for the three months ended November 30, 2012 and 2011 and for the period March 30, 2010 (inception) to November 30, 2012, respectively. The Company recorded $36,034, $0 and $113,288 in interest expense on the convertible notes for the three months ended November 30, 2012 and 2011 and for the period March 30, 2010 (inception) to November 30, 2012, respectively.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
November 30, 2012

Note 9 Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance August 31, 2011	$-
Debt issuance costs – February 6, 2012 financings	20,000
Amortization of debt issue costs during year ended August 31, 2012	(5,657)
Balance – August 31, 2012	14,343
Amortization of debt issue costs during three months ended November 30, 2012	(2,487)
Balance – November 30, 2012	$11,856

Note 10 Related Party Transactions

During previous periods, a Company shareholder loaned the Company monies to pay outstanding invoices for professional services. As of November 30, 2012 the Company was indebted to the shareholder in the amount of $500. This loan is unsecured and is due on demand.

As of November 30, 2012 the Company was indebted to two related parties in the amount of $202. During the year ended August 31, 2012, these related parties advanced the Company $506 to fund operations. During the year ended August 31, 2012, $304 of the advances were repaid. The loans are unsecured and are due on demand.

The Company pays a monthly consulting fee to a related party in the amount of $10,000. The consultant is also reimbursed for all expenses incurred on behalf of the Company. The Company recorded $30,000, $0 and $153,351 in consulting fees and reimbursable expenses for the three months ended November 30, 2012 and 2011 and for the period March 30, 2010 (inception) to November 30, 2012, respectively. As of November 30, 2012 and August 31, 2012 the balance due to the consultant amounted to $10,000 and $30,000, respectively. During the year ended August 31, 2012, the Company paid $600 in interest to this related party relating to outstanding invoice balances.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
November 30, 2012

On March 27, 2012 a related party advanced the Company $20,000 to fund operations. The advance was subsequently paid off on April 05, 2012 along with interest in the amount of $400.

On November 14, 2012 a related party advanced the Company $1,000 to fund operations. This loan is unsecured and is due on demand.

The Company recorded $0, $0 and $12,252 in revenue from consulting services provided to a related party for the three months ended November 30, 2012 and 2011 and for the period March 30, 2010 (inception) to November 30, 2012, respectively. The Company advises this related party customer on product placement and distribution activities. The outstanding accounts receivable balance from this related party as of November 30, 2012 and August 31, 2012 was $4,252.

The Company leases its San Diego office space on a month to month basis from a related party for monthly rental payments of $1,000. The Company recorded $3,000, $0 and $11,000 in rent expense on the lease for the three months ended November 30, 2012 and 2011 and for the period March 30, 2010 (inception) to November 30, 2012, respectively. The outstanding accounts payable balance due to this related party as of November 30, 2012 and August 31, 2012 was $1,000.

Note 11 Stockholders’ Equity

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
November 30, 2012

On May 23, 2012, the stockholders of the Company approved by written consent a 70-for-1 forward stock split, of all of the issued and outstanding shares of the Company's common stock held by the shareholders of record on May 23, 2012.

All share and per share data has been retroactively adjusted to reflect the 70-for-1 forward stock split.

Note 12 Commitments and Contingencies

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

Consulting Agreements

On June 1, 2012 the Company entered into a five month agreement with SNK Consulting Services, LLC (“SNK”) to provide investor relations and communications consulting services. The Company will compensate SNK $3,000 per month relating to this agreement. In addition SNK is to be issued 100,000 shares of Company common stock.

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
November 30, 2012

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

Note 13 Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

Notes Offering

On December 4, 2012 the Company issued convertible notes in the aggregate principal amount of $22,500 to three investors. Each convertible note has a term of twenty four months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.20 per share.

Notes Offering

On December 4, 2012 the Company issued convertible notes in the aggregate principal amount of $7,500 to an investor. Each convertible note has a term of twenty four months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.007 per share.

Notes Offering

On February 7, 2013 the Company issued convertible notes in the aggregate principal amount of $28,000 to four investors. Each convertible note has a term of twenty four months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.007 per share.

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

Recent Developments

Change in Executive Officers and Directors

In December 2012, Rosario Piacente resigned as a director of the Company.

On December 18, 2012, the Board of Directors of the Company (the “Board”) appointed Eduardo Enciso and Juan J. Gutiérrez each as a member of the Board of Directors of the Company, effective immediately.

On January 4, 2013, the Board accepted Jorge Olson’s resignation as Secretary and Chief Financial Officer of the Company, effective immediately. Mr. Olson remains President, Chief Executive Officer and a Director of the Company. On the same day, the Board ratified the appointment of Eduardo Enciso as the Company’s Secretary.

Financing Transaction

$28,000 Note Offering in February 2013

On February 7, 2013, we issued promissory notes in the aggregate principal amount of $28,000 and received the proceeds of $20,975 as of this report (the “February 2013 Financing Notes”). The February 2013 Financing Notes have a two-year term and compound annually and accrue at 10% per annum from the issue date through the maturity date.  The holders are entitled to convert any portion of the outstanding and unpaid amount at any time on or after the issuance date, at $0.007 per share, subject to adjustments upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The foregoing description of the February 2013 Financing Notes is qualified in their entirety by reference to the provisions of the form of February 2013 Financing Note filed as Exhibits 4.1 to this report, respectively, which are incorporated by reference herein.

Results of Operations

	Three Months Ended November 30,	Three Months Ended November 30,	March 30, 2010 (inception) through November 30,
	2012	2011	2012
Net sales	$149,325	$-	$376,512
Gross profit	$16,052	$-	$41,743
Operating expenses	$208,383	$15,099	$1,736,200
Loss from operations	$(192,331)	$(15,099)	$(1,694,457)
Other income (expense)	$1,773,646	$(51)	$(12,587,721)
Net income (loss)	$1,581,315	$(15,150)	$(14,282,178)
Income (loss) per common share – basic and diluted	$0.03	$(0.00)	$-

For the three months ended November 30, 2012 and November 30, 2011

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

Revenue

We had sales during the three months ended November 30, 2012 and November 30, 2011 of $149,325 and $0 respectively. At this time, we are domestically marketing our new products and consulting services and are in the infancy stage of the revenue generating cycle.

Gross Profit

Gross profit during the three months ended November 30, 2012 and November 30, 2011 was $16,052 and $0, respectively. We are currently in a development stage and have generated minimal revenues. During the three months ended November 30, 2012, the Company wrote-off obsolete inventory in the amount of $56,448 which negatively impacted our gross profit for the period.

Operating Expenses

Operating expenses for the three months ended November 30, 2012 were $208,383, as compared to $15,099 for the three months ended November 30, 2011.The increase is primarily related to an increase in legal and professional fees in the amount of $80,000, stock based compensation of $54,000, rent and warehousing expenses of $9,000 and product promotion and travel related expenses of $30,000.

Income (Loss) from Operations

Income (loss) from operations for the three months ended November 30, 2012 was $(192,331), as compared to $(15,099) for the three months ended November 30, 2011. The increase in loss from operations was primarily attributable to the operating expenses as detailed above.

Other Income (Expenses)

Other Income (Expenses) for the three months ended November 30, 2012 was $1,773,646, as compared to $(51) for the three months ended November 30, 2011. The increase in other income was primarily attributable to a gain in fair market value recorded of derivative liabilities relating to convertible notes issued during 2012, offset by interest recorded on convertible notes issued during 2012 and accretion of the debt discount recorded on the 2012 convertible notes.

Net Income (Loss)

Net income for the three months ended November 30, 2012 was $1,581,315 or income per share of $(0.03), as compared to a net loss of $(15,150) or loss per share of $(0.00), for the three months ended November 30, 2011. The increase in net income was primarily attributable to the operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at November 30, 2012 and August 31, 2012.

	November 30, 2012	August 31, 2012
Current Assets	$65,955	$102,594
Current Liabilities	$(443,579)	$(341,181)
Working Capital (Deficit)	$(377,624)	$(238,587)

For the Three Months Ended November 30, 2012

At November 30, 2012 we had a working capital deficit of $(377,624), as compared to a working capital deficit of $(238,587), at August 31, 2012, an increase in our working capital deficit of $139,097. The increase in working capital deficit is primarily related to increased liabilities incurred for legal and professional fees, promotion related expenses and interest accrued on convertible notes issued during 2012. At this time, we are in the infancy stage of the revenue generating cycle and are relying on debt and/or equity financings to fund operations.

For the Three Months Ended November 30, 2012 and November 30, 2011

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended November 30, 2012 and November 30, 2011 was $(68,352) and $(15,099), respectively. The net income (loss) for the three months ended November 30, 2012 and November 30, 2011 was $1,581,315 and $(15,150), respectively. The increase in net cash used in operating activities for the three months ended November 30, 2012 as compared to November 30, 2011, was primarily for legal and professional fees and promotional and travel related expenses.

Net Cash Provided by Financing Activities

Net cash provided through all financing activities for the three months ended November 30, 2012 and November 30, 2011 was $85,581 and 15,099, respectively. During the three months ended November 30, 2012 this consisted of $90,000 provided through the issuance of traditional and convertible notes and $1,000 in proceeds from related party loans to the company. During the three months ended November 30, 2011 this consisted of $15,099 provided through the issuance of traditional notes.

During the three months ended November 30, 2012 principal payments on notes payable were $5,419.

As of November 30, 2012, the Company’s cash position was approximately $33,000. The Company anticipates that its cash position is not sufficient to fund current operations through August 31, 2013. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

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

Critical Accounting Policies, Estimates and Assumptions

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended August 31, 2012 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended August 31, 2012 as filed with the SEC on December 14, 2012.

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

Revenue Recognition

The Company currently is in the development stage and has only generated $376,512 in revenue since its inception. We classify our revenue as either Product revenue or Service revenue.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company fiscal years, and interim periods within those years beginning after December 15, 2012. The Company will comply with the disclosure requirements of this ASU for the quarter ending April 30, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.

In July 2012, the FASB issued the Accounting Standards Update or ASU, 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In December 2011, the FASB issued the ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU 2011-12 was issued to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. During the redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of these provisions did not have a material effect on the Company’s financial statements.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and interim Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, due to the  material weaknesses: (i) lack of a functioning audit committee due to a lack of a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

The information of February 2013 Financing Notes contained in Item 2 of Part I above is incorporated herein by reference in response to this item.

The February 2013 Financing Notes were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act.  The Company made this determination based on the representations of the investors which included, in pertinent part, that each such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D and upon such further representations from each investor that (i) such investor is acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agrees not to sell or otherwise transfer the purchased securities or shares underlying such securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, (iv) such investor  had access to all of the Company’s documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the Offering and to obtain any additional information which the Company possessed or was able to acquire without unreasonable effort and expense, and (v) such investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On February 7, 2013, we issued promissory notes in the aggregate principal amount of $28,000 and received the proceeds of $20,975 as of this report. The February 2013 Financing Notes have a two-year term and compound annually and accrue at 10% per annum from the issue date through the maturity date.  The holders are entitled to convert any portion of the outstanding and unpaid amount at any time on or after the issuance date, at $0.007 per share, subject to adjustments upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The foregoing description of the February 2013 Financing Notes is qualified in their entirety by reference to the provisions of the form of February 2013 Financing Note filed as Exhibits 4.1 to this report, respectively, which are incorporated by reference herein.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(b) Departure of Officer and Director

In December 2012, Rosario Piacente resigned as a director of the Company.

On January 4, 2013, the Board accepted Jorge Olson’s resignation as Secretary and Chief Financial Officer of the Company, effective immediately. Mr. Olson’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies (including accounting or financial policies) or practices. Mr. Olson remains President, Chief Executive Officer and a Director of the Company.

(c) Appointment of Officer

On January 4, 2013, the Board ratified the appointment of Eduardo Enciso as the Company’s Secretary.

(d) Appointment of Directors

On December 18, 2012, the Board of Directors of the Company appointed Eduardo Enciso and Juan J. Gutiérrez each as a member of the Board of Directors of the Company, effective immediately.

A brief description of the background experience of Mr. Enciso and Mr. Gutierrez is provided as follows:

Eduardo Enciso, age 37, is an expert and consultant in consumer packaged goods with over ten years of experience in developing, marketing and selling beverages and vitamins as well as impulse-buy items in United States and Mexico.

Mr. Enciso worked as a consultant in consumer packaged goods for the past ten years. His two main customers are Bargain Baskets Merchandising, Inc. at which he worked three years advising on wholesale distribution and product development, and Liquid Brands Management, Inc. at which he worked seven years advising on product development and sales and distribution of beverages. Eduardo Enciso has a Bachelor of Arts degree in communications from Universidad Iberoamericana in Mexico.

Mr. Enciso’s experience in beverage retail and wholesale distribution led to the conclusion that he qualifies to serve as our director in light of our business and structure.

Juan J. Gutiérrez, age 36, is the founder and Chief Operating Officer of First Kontact LLC, an innovative communication company that Mr. Gutiérrez started four years ago and provides marketing services including direct response online marketing, direct response advertising and phone sales. Prior to that, he was an executive at Lexicon Marketing Corporation where he worked on the marketing and sales aspect of the company. Mr. Gutiérrez has over 10 years executive level experience in direct marketing, call centers & telecommunications. Mr. Gutiérrez received his Bachelor of Arts degree in accounting in 2002. He regularly attends to courses of coaching, leadership, bill collections, customer service, sales techniques, marketing, and social media.

Mr. Gutiérrez’s knowledge and experience in direct marking and his skills of managing entities with a large number of employees  led to the conclusion that he qualifies to serve as our director in light of our business and structure.

Terms of Office

Mr. Enciso and Mr. Gutierrez hold office until removed by the Board of Directors or their resignation accepted by the Board of Directors. There are no agreements or understandings between Mr. Enciso and Mr. Gutierrez and any other person pursuant to which Mr. Enciso and Mr. Gutierrez were each appointed as a director.

Related Party Transactions

On October 23, 2012, we entered into an agreement (the “Agreement”) with First Kontact LLC, of which our newly appointed director Mr. Gutiérrez is a founder and Chief Operation Officer. Pursuant to such Agreement, First Kontact LLC shall supply us with sales personnel and provide us with training service, technology and management support to market and sell consumer packaged goods based on our instructions, in exchange for a monthly fee to be determined by both parties each month based upon such month’s costs of sales and marketing campaign, within the range of $3,000 to $7,500 per month and 200,000 shares of the common stock of the Company per annum (the “Shares”). The Shares shall vest in equal installments over a 12-month period on the last calendar day of each month; provided, however, if this Agreement is terminated prior to its expiration, First Kontact shall forfeit any and all of the unvested Shares as of such termination. This Agreement shall be effective for a three (3) years term from the effective date, unless sooner terminated by either party’s thirty (30) days prior written notice. This Agreement shall renew for successive terms of three (3) years if neither party has been apprised of a default thereunder.

The foregoing description of the Agreement with First Kontact LLC is qualified in their entirety by reference to the provisions of the Agreement filed as Exhibits 10.1 to this report, which are incorporated by reference herein.

(e) Compensatory Arrangement with Officer

Upon Mr. Olson’s resignation, the Board awarded Mr. Olson $60,500 as compensation for serving as Chief Financial Officer from February 2012 to December 31, 2012, representing a salary of $5,500 per month. The Board also awarded Mr. Olson $38,500 as compensation for serving as Secretary from February 2012 to December 31, 2012, representing a salary of $3,500 per month. The foregoing compensations will be subject to income tax, social security and unemployment deductions required by applicable laws.

Item 6.       Exhibits.

Exhibit No.	Description
4.1	Form of Promissory Note dated as of February 7, 2013.

10.1	Agreement with First Kontact LLC dated October 23, 2012.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PREMIER BRANDS, INC.

Dated: April 3, 2013	By:	/s/ Jorge Olson
Jorge Olson President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: April 3, 2013	By:	/s/ Eduardo Enciso
Eduardo Enciso Secretary (Duly Authorized Officer and interim Principal Financial Officer)