Form 10-Q
period 2013-02-28
Premier Brands, Inc.
filed 2013-04-15
CIK 1502777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

(520) 424-5262
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of April 12, 2013, the registrant had 52,990,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PREMIER BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

February 28, 2013

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PREMIER BRANDS, INC.
(FORMERLY TRACKSOFT SYSTEMS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
MARCH 30, 2010 (INCEPTION) TO FEBRUARY 28, 2013

CONTENTS

Page(s)

Balance Sheets as of February 28, 2013 and August 31, 2012	F-3

Statements of Operations for the Three and Six Months Ended February 28, 2013
and for the Three and Six Months Ended February 29, 2012 and for the Period
March 30, 2010 (Inception) to February 28, 2013	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the Period
March 30, 2010 (Inception) to February 28, 2013	F-5

Statements of Cash Flows for the Six Months Ended February 28, 2013 and
for the Six Months Ended February 29, 2012 and for the Period
March 30, 2010 (Inception) to February 28, 2013	F-6

Notes to Financial Statements	F-7 to F-28

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Balance Sheets

	February 28, 2013	August 31, 2012
	(unaudited)

Assets

Current Assets
Cash	$29,500	$15,381
Accounts receivable, net	15,323	13,598
Inventories	-	56,448
Prepaid expenses	5,125	16,167
Security deposits	1,000	1,000
Total Current Assets	50,948	102,594

Debt issuance costs - net	9,390	14,343
Total Assets	$60,338	$116,937

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$382,964	$169,530
Deferred revenue	18,150	33,000
Stock issuance liability	153,867	60,720
Notes payable	20,609	27,849
Loans payable - related parties	1,702	702
Convertible notes payable, net of debt discount	875,026	49,110
Derivative liability -convertible notes payable	3,428,162	270
Total Current Liabilities	4,880,480	341,181

Convertible notes payable, net of debt discount	133,500	563,907
Derivative liability -convertible notes payable	-	15,063,642

Total Liabilities	5,013,980	15,968,730

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized;
52,990,000 shares issued and outstanding	52,990	52,990
Additional paid in capital	116,631	(41,290)
Deficit accumulated during the development stage	(5,123,263)	(15,863,493)
Total Stockholders' Deficit	(4,953,642)	(15,851,793)

Total Liabilities and Stockholders' Deficit	$60,338	$116,937

See Accompanying Notes to Financial Statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Statements of Operations
(unaudited)

					March 30, 2010
					(inception)
	For the Three Months Ended		For the Six Months Ended		through
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013

Sales
Products - net of slotting fees and discounts	$72,001	$3,024	$158,436	$3,024	$346,871
Service income	58,447	-	121,337	-	147,837
Service income - related party	-	-	-	-	12,252
Total sales	130,448	3,024	279,773	3,024	506,960

Cost of sales
Product costs	66,663	2,097	143,488	2,097	318,816
Service costs	-	-	-	-	3,481
Loss on write-off of obsolete inventory	-	-	56,448	-	79,135

Total cost of sales	66,663	2,097	199,936	2,097	401,432

Gross profit	63,785	927	79,837	927	105,528

Operating expenses
General and administrative expenses	270,079	119,119	478,462	134,218	1,012,732
Impairment of goodwill and other long-lived assets	-	-	-	-	993,547
Total operating expenses	270,079	119,119	478,462	134,218	2,006,279

Loss from operations	(206,294)	(118,192)	(398,625)	(133,291)	(1,900,751)

Other income (expense)
Change in fair value of derivative liabilities	9,546,704	33,992	11,496,329	33,992	(2,469,561)
Interest expense - amortization of debt discount	(141,627)	(34,504)	(278,836)	(34,504)	(589,875)
Interest expense -other	(39,868)	(9,229)	(78,638)	(9,280)	(163,076)
Total other income (expense)	9,365,209	(9,741)	11,138,855	(9,792)	(3,222,512)

Net income (loss)	$9,158,915	$(127,933)	$10,740,230	$(143,083)	$(5,123,263)

Net income (loss) per common share - basic and diluted	$0.17	$(0.00)	$0.20	$(0.00)

Weighted average common shares outstanding
- basic and diluted	52,990,000	135,531,538	52,990,000	149,490,769

See Accompanying Notes to Financial Statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period from March 30, 2010 (Inception) to February 28, 2013
(unaudited)

				Deficit Accumulated
	Common Stock		Additional Paid-In	during the	Stockholders' Equity
	Shares	Amount	Capital	Development Stage	(Deficit)

Balance, March 30, 2010 (Inception)	-	$-	$-	$-	$-

Stock issued for cash	140,000,000	140,000	(135,000)	-	5,000

Net loss				(750)	(750)

Balance, August 31, 2010	140,000,000	140,000	(135,000)	(750)	4,250

Stock issued for cash	23,450,000	23,450	(16,750)	-	6,700

Net loss				(11,450)	(11,450)

Balance, August 31, 2011	163,450,000	163,450	(151,750)	(12,200)	(500)

Cancellation of shares	(110,460,000)	(110,460)	110,460	-	-

Net loss				(15,851,293)	(15,851,293)

Balance, August 31, 2012	52,990,000	52,990	$(41,290)	(15,863,493)	(15,851,793)

Conversion of notes payable and interest	-	-	18,500	-	18,500

Reclassification of conversion option relating to conversion
of note payable	-	-	139,421	-	139,421

Net income six months ended February 28, 2013				10,740,230	10,740,230

Balance, February 28, 2013	52,990,000	$52,990	$116,631	$(5,123,263)	$(4,953,642)

See Accompanying Notes to Financial Statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
Statements of Cash Flows
(unaudited)

			March 30, 2010
			(inception)
	For the Six Months Ended		through
	February 28,	February 29,	February 28,
	2013	2012	2013

Cash Flows From Operating Activities:
Net income (loss)	$10,740,230	$(143,083)	$(5,123,263)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangibles	-	205	1,839
Stock based compensation	93,147	-	153,867
Amortization of debt discount	278,836	34,504	589,875
Amortization of debt issue costs	4,953	630	10,610
Change in fair value of derivative liabilities	(11,496,329)	(33,992)	2,469,561
Loss on write-off of obsolete inventory	56,448	-	79,135
Impairment of goodwill and other long-lived assets	-	-	993,547
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,725)	(3,024)	(7,881)
Prepaid and other	11,042	(3,500)	11,201
Inventory	-	2,097	3,626
Security Deposits	-	-	(1,000)
Increase (decrease) in:
Accounts payable and accrued liabilities	215,107	(2,245)	299,047
Deferred revenue	(14,850)	-	18,150
Net Cash Used In Operating Activities	(113,141)	(148,408)	(501,686)

Cash Flows From Investing Activities:
Net Cash Provided by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	1,000	300	22,006
Repayment of related party loans	-		(20,304)
Proceeds from convertible notes - net debt issuance costs	133,500	167,195	513,500
Proceeds from notes payable	-	15,099	15,099
Repayment of notes payable	(7,240)		(10,815)
Issuance of common stock	-	-	11,700
Net Cash Provided By Financing Activities	127,260	182,594	531,186

Net change in cash	14,119	34,186	29,500

Cash at beginning of period	15,381	-	-

Cash at end of period	$29,500	$34,186	$29,500

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable and interest	$18,500	$-	$18,500
Reclassification of derivative liability to additional paid in capital	$139,421	$-	$139,421
Note issued for insurance premium	$-	$-	$16,325
Convertible notes issued in asset acquisition	$-	$1,000,000	$1,000,000
Cancellation of 110,460,000 common shares	$-	$110,460	$110,460
Assets acquired and liabilities assumed through asset acquisition as follows:
Accounts Receivable	$-	$7,442	$7,442
Inventory	$-	$82,761	$82,761
Trade Name	$-	$179,000	$179,000
Customer List	$-	$26,000	$26,000
Goodwill	$-	$790,386	$790,386
Accounts payable and accrued expenses	$-	$85,589	$85,589

See Accompanying Notes to Financial Statements

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

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
February 28, 2013

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
February 28, 2013

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.  See Note 3 regarding going concern matters.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company held no cash equivalents at February 28, 2013 and August 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At February 28, 2013 and August 31, 2012, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables.  The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management.  The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of February 28, 2013 and August 31, 2012 the Company deemed all receivables to be collectible.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	February 28, 2013	August 31, 2012
Finished goods	$-	$21,851
Packaging materials	-	34,597
	$-	$56,448

During the six months ended February 28, 2013 and February 29, 2012 and for the period from March 30, 2010 (inception) to February 28, 2013, product inventory and packaging materials deemed obsolete in the amount of $56,448, $0, and $79,135, respectively, were written-off.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

Intangibles

Intangibles are comprised of goodwill, trade names and customer lists. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes it’s intangibles with finite useful lives over their respective useful lives. For the six months ended February 28, 2013 and February 29, 2012 and for the period from March 30, 2010 (inception) to February 28, 2013 the Company recorded impairments related to intangible assets of $0, $0 and $993,547, respectively. See Note 5 below for a discussion of impairment charges.

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
February 28, 2013

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At February 28, 2013 and August 31, 2012, the carrying value of the notes payable and accrued interest was $1,180,327 and $719,214.

The Company’s Level 3 financial liabilities consist of the derivative conversion features issued in February 2012 and June 2012 for which there is no current market for this security such that the determination of fair value requires significant judgment or estimation. The Company valued the conversion features using a binomial model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

February 28, 2013		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$3,428,162	$-	$-	$3,428,162	$3,428,162

August 31, 2012		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$15,063,912	$-	$-	$15,063,912	$15,063,912

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period August 31, 2011 through February 28, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion features	Total

Balance, August 31, 2011	$-	$-

Purchases, issuances and settlements	1,098,022	1,098,022
Change in fair value	13,965,890	13,965,890
Balance, August 31, 2012	15,063,912	15,063,912
Change in fair value	(11,496,329)	(11,496,329)
Reduction from conversion of debt	(139,421)	(139,421)
Balance, February 28, 2013	$3,428,162	$3,428,162

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

Research and Development

Research and development is expensed as incurred.  There was no such expense for the period March 30, 2010 (inception) to February 28, 2013.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. Stock based compensation expense for the six months ended February 28, 2013 and February 29, 2012 and for the period March 30, 2010 (inception) to February 28, 2013 amounted to $93,147, $0 and $153,867, respectively.

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

Revenue Recognition

The Company currently is in the development stage and has only generated $506,960 in revenue since its inception. We classify our revenue as either Product revenue or Service revenue.

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
February 28, 2013

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

Advertising

The Company expenses advertising when incurred. Advertising expenses for the six months ended February 28, 2013 and February 29, 2012  and for the period March 30, 2010 (inception) to February 28, 2013 were $1,136, $0 and $6,322, respectively.

Basic Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net income (loss) per share amounts is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Common stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled approximately 204,596,857 common shares potentially issuable upon conversion of convertible debt.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has net income and net cash used in operations of $10,740,230 and $113,141, respectively, for the six months ended February 28, 2013 and an accumulated net loss from operations during the development stage totaling $1,900,751. The Company currently is in the development stage and has only generated $506,960 in revenue since its inception.

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

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

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of December 1, 2011. The pro forma amounts give effect to appropriate adjustments of amortization of intangible assets and interest expense associated with the financing of the purchase. The pro forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of December 1, 2011.

	For the Six Months Ended
	February 28, 2013	February 29, 2012
Revenues	$279,773	$10,466
Net income (loss)	10,740,230	(615,434)
Income (loss) per share of common stock – basic and diluted	0.20	(0.32)
Weighted average common shares outstanding - basic and diluted	53,442,644	149,490,769

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

Note 7  Notes Payable

On October 21, 2011, the Company received a loan of $15,099 to fund operations. The loan carries a 3% annual interest rate, has no repayment terms and as such is included in current liabilities. Accrued interest due totaled $616 as of February 28, 2013.

As of February 28, 2013, the outstanding balance on the loan was $15,099.

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

As of February 28, 2013, the outstanding balance related to this finance agreement was $5,510.

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

The embedded derivative of the convertible notes was re-measured at February 28, 2013 yielding a gain on change in fair value of the derivatives of $8,586,736 for the six months ended February 28, 2013. The derivative value of the convertible notes at February 28, 2013 yielded a derivative liability at fair value of $2,571,429.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

As of February 28, 2013, accrued and unpaid interest under the Notes was $106,078.

On February 6, 2012, the Company entered into Subscription Agreements with Whalehaven Capital Fund LTD and Whalehaven Opportunities Fund L.P. (collectively, the “Subscribers”), pursuant to which the Subscribers purchased secured convertible notes in the aggregate principal amount of $350,000, which are convertible into shares of the Company’s common stock.

On January 28, 2013 note principal and accrued interest in the amounts of $16,827 and $1,673 were converted. As of February 28, 2013 the shares have not been issued.

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

The embedded derivative of the convertible notes was re-measured at February 28, 2013 yielding a gain on change in fair value of the derivatives of $2,909,324 for the six months ended February 28, 2013. The derivative value of the convertible notes at February 28, 2013 yielded a derivative liability at fair value of $856,732.

As of February 28, 2013, accrued and unpaid interest under the Notes was $35,311.

Restricted Cash

$162,805 of the proceeds raised in this offering is to be held in escrow and disbursed as follows:

a.	$50,000 on March 1, 2012
b.	$50,000 on April 2, 2012
c.	$62,805 on May 1, 2012

On June 26, 2012 the Company issued convertible notes in the aggregate principal amount of $50,000 to four investors. Each convertible note has a term of six months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof and upon the occurrence of a financing (the “Financing”) in the minimum amount of $250,000 until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a per share conversion price to be determined by the conversion rate of the Financing. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes. As of December 26, 2012 these notes are in default.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

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

The embedded derivative of the convertible notes was re-measured at February 28, 2013 yielding a gain on change in fair value of the derivatives of $269 for the six months ended February 28, 2013. The derivative value of the convertible notes at February 28, 2013 yielded a derivative liability at fair value of $0.

As of February 28, 2013, accrued and unpaid interest under the Note was $3,381.

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

As of February 28, 2013, accrued and unpaid interest under the Note was $1,688.

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

As of February 28, 2013, accrued and unpaid interest under the Note was $1,753.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

On December 4, 2012 the Company issued convertible notes in the aggregate principal amount of $15,000 to two investors. Each convertible note has a term of twenty four months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.20 per share.

As of February 28, 2013, accrued and unpaid interest under the Note was $358.

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

As of February 28, 2013, accrued and unpaid interest under the Note was $179.

On February 7, 2013 the Company issued convertible notes in the aggregate principal amount of $21,000 to three investors. Each convertible note has a term of twenty four months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.007 per share.

As of February 28, 2013, accrued and unpaid interest under the Note was $127.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

Convertible notes payable consisted of the following at February 28, 2013 and August 31, 2012:

	February 28, 2013	August 31, 2012
Convertible notes payable, entered into on February 6, 2012 for a term of 24 months maturing on February 6, 2014, with interest at 10% per annum with interest due semi-annually.	$1,000,000	$1,000,000

Discount on note payable	(812,318)	(812,318)

Accumulated amortization of discount	431,161	230,026

Convertible notes payable, entered into on February 6, 2012 for a term of 24 months maturing on February 6, 2014, with interest at 10% per annum due semi-annually.	333,173	350,000

Discount on note payable	(270,642)	(284,311)

Accumulated amortization of discount	143,652	80,510

Convertible notes payable, entered into on June 26, 2012 for a term of 6 months maturing on December 26, 2012, with interest at 10% per annum due at maturity.	50,000	50,000

Discount on note payable	(1,393)	(1,393)

Accumulated amortization of discount	1,393	503

Convertible notes payable, entered into on September 27, 2012 for a term of 24 months maturing on September 27, 2014, with interest at 10% per annum due at maturity.	40,000	-

Convertible notes payable, entered into on October 23, 2012 for a term of 24 months maturing on October 23, 2014, with interest at 10% per annum due at maturity.	50,000	-

Convertible notes payable, entered into on December 4, 2012 for a term of 24 months maturing on December 4, 2014, with interest at 10% per annum due at maturity.	15,000	-

Convertible notes payable, entered into on December 4, 2012 for a term of 24 months maturing on December 4, 2014, with interest at 10% per annum due at maturity	7,500	-

Convertible notes payable, entered into on February 7, 2013 for a term of 24 months maturing on February 6, 2015, with interest at 10% per annum due at maturity	21,000	-

	$1,008,526	$613,017

The Company recorded $278,836, $34,504 and $589,875 in amortization of the discount to the notes for the six months ended February 28, 2013 and February 29, 2012  and for the period March 30, 2010 (inception) to February 28, 2013, respectively. The Company recorded $73,294, $8,484 and $150,548 in interest expense on the convertible notes for the six months ended February 28, 2013 and February 29, 2012 and for the period March 30, 2010 (inception) to February 28, 2013, respectively.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

Note 9 Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance August 31, 2011	$-
Debt issuance costs – February 6, 2012 financings	20,000
Amortization of debt issue costs during year ended August 31, 2012	(5,657)
Balance – August 31, 2012	14,343
Amortization of debt issue costs during six months ended February 28, 2013	(4,953)
Balance – February 28, 2013	$9,390

Note 10 Related Party Transactions

During previous periods, a Company shareholder loaned the Company monies to pay outstanding invoices for professional services. As of November 30, 2012 the Company was indebted to the shareholder in the amount of $500. This loan is unsecured and is due on demand.

As of February 28, 2013 the Company was indebted to two related parties in the amount of $202. During the year ended August 31, 2012, these related parties advanced the Company $506 to fund operations. During the year ended August 31, 2012, $304 of the advances were repaid. The loans are unsecured and are due on demand.

The Company pays a monthly consulting fee to a related party in the amount of $10,000. The consultant is also reimbursed for all expenses incurred on behalf of the Company. The Company recorded $60,000, $63,351 and $183,351 in consulting fees and reimbursable expenses for the six months ended February 28, 2013 and February 29, 2012  and for the period March 30, 2010 (inception) to February 28, 2013, respectively. As of February 28, 2013 and August 31, 2012 the balance due to the consultant amounted to $13,000 and $30,000, respectively. During the year ended August 31, 2012, the Company paid $600 in interest to this related party relating to outstanding invoice balances.

On March 27, 2012 a related party advanced the Company $20,000 to fund operations. The advance was subsequently paid off on April 05, 2012 along with interest in the amount of $400.

On November 14, 2012 a related party advanced the Company $1,000 to fund operations. This loan is unsecured and is due on demand.

The Company recorded $0, $0 and $12,252 in revenue from consulting services provided to a related party for the six months ended February 28, 2013 and February 29, 2012  and for the period March 30, 2010 (inception) to February 28, 2013, respectively. The Company advises this related party customer on product placement and distribution activities. The outstanding accounts receivable balance from this related party as of February 28, 2013 and August 31, 2012 was $4,252.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2013

The Company leases its San Diego office space on a month to month basis from a related party for monthly rental payments of $1,000. The Company recorded $6,000, $0 and $15,000 in rent expense on the lease for the six months ended February 28, 2013 and February 29, 2012  and for the period March 30, 2010 (inception) to February 28, 2013, respectively. The outstanding accounts payable balance due to this related party as of February 28, 2013 and August 31, 2012 was $3,000 and $1,000, respectively.

On January 4, 2013, the Board accepted Jorge Olson’s resignation as Secretary and Chief Financial Officer of the Company, effective immediately. Mr. Olson’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies (including accounting or financial policies) or practices. Mr. Olson remains President, Chief Executive Officer and a Director of the Company. Upon Mr. Olson’s resignation, the Board awarded Mr. Olson $60,500 as compensation for serving as Chief Financial Officer from February 2012 to December 31, 2012, representing a salary of $5,500 per month. The Board also awarded Mr. Olson $38,500 as compensation for serving as Secretary from February 2012 to December 31, 2012, representing a salary of $3,500 per month. As of February 28, 2013 the Company has not paid the compensation.

On December 18, 2012, the Board of Directors of the Company appointed Eduardo Enciso as a member of the Board of Directors of the Company, effective immediately. On January 4, 2013, the Board ratified the appointment of Eduardo Enciso as the Company’s Secretary. The Company currently pays a monthly consulting fee to Mr. Enciso in the amount of $5,000 and he is also reimbursed for all expenses incurred on behalf of the Company. During the period December 18, 2012 to February 28, 2013, the Company recorded $16,289 in consulting fees and reimbursable expenses.

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
February 28, 2013

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
February 28, 2013

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

During the six months ended February 28, 2013, the Company recorded $25,105 in fees.

This Agreement shall renew for successive terms of three years if neither party has been apprised of a default under this agreement. Either party may terminate the agreement, with or without cause, by giving the other party thirty days prior written notice.

On December 18, 2012, the Board of Directors of the Company appointed Juan J. Gutiérrez, the founder and CEO of FK, as a member of the Board of Directors of the Company, effective immediately.

Note 13 Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

Notes Offering

On April 8, 2013 the Company issued convertible notes in the aggregate principal amount of $55,000 to an investor. Each convertible note has a term of twenty four months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock. The conversion price is adjustable, based on a 50% discount to the average closing trade price for the Company’s common stock.  The maximum amount of the conversion price shall not exceed $0.007 per share.

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

Recent Developments

Financing Transaction

$55,000 Note in April 2013

On April 8, 2013, we issued a promissory note in the aggregate principal amount of $55,000 (the “April 2013 Financing Note”) and received the proceed. The April 2013 Financing Note has a two-year term and compounds annually and accrues at 10% per annum from the issue date through the maturity date.  The holder is entitled to convert any portion of the outstanding and unpaid amount at any time on or after the issuance date, at an initial conversation price equal to fifty percent (50%) (the “Discount”) of the lowest closing bid price for the Company’s Common Stock, during the twenty (20) trading days immediately preceding a conversion date, as reported by Bloomberg (the “Lowest Closing Bid Price”); provided however, that if the Company’s common stock becomes chilled by Deposit Trust Corporation (DTC) at the time of the conversion notice, the Discount shall be forty five percent (45%). The initial conversion price shall be adjusted, if the closing bid price for the Company’s common stock on the Clearing Date (as defined in the April 2013 Financing Note) (the “Clearing Date Closing Bid Price”) is lower than the Lowest Closing Bid Price, as such that the Lowest Closing Bid Price shall be replaced by the Clearing Date Closing Bid Price. The conversion price is subject to adjustment for stock splits or dividends paid on common stock and in shares of common stock. The maximum amount of the conversion price shall not exceed $0.007 per share, subject to adjustment as provided therein.

The foregoing description of the April 2013 Financing Note is qualified in their entirety by reference to the provisions of the form of April 2013 Financing Note filed as Exhibits 4.1 to this report, respectively, which are incorporated by reference herein.

Going Concern

As reflected in the accompanying financial statements, the Company has net income and net cash used in operations of $10,740,230 and $113,141, respectively, for the six months ended February 28, 2013 and an accumulated net loss from operations during the development stage totaling $1,900,751. The Company currently is in the development stage and has only generated $506,960 in revenue since its inception.

Our current auditor and prior auditor have indicated in their reports on our financial statements for the fiscal years ended August 31, 2012 and August 31, 2011 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Results of Operations

	Three Months Ended February 28,	Three Months Ended February 29	Six Months Ended February 28,	Six Months Ended February 29,	March 30, 2010 (inception) through February 28,
	2013	2012	2013	2012	2013
Net sales	$130,448	$3,024	$279,773	$3,024	$506,960
Gross profit	$63,785	$927	$79,837	$927	$105,528
Operating expenses	$270,079	$119,119	$478,462	$134,218	$2,006,279
Loss from operations	$(206,294)	$(118,192)	$(398,625)	$(133,291)	$(1,900,751)
Other income (expense)	$9,365,209	$(9,741)	$11,138,855	$(9,792)	$(3,222,512)
Net income (loss)	$9,158,915	$(127,933)	$10,740,230	$(143,083)	$(5,123,263)
Income (loss) per common share – basic and diluted	$0.17	$(0.00)	$0.20	$(0.00)	$-

For the three months ended February 28, 2013 and February 29, 2012

Revenue

We had sales during the three months ended February 28, 2013 and February 29, 2012 of $130,448 and $3,024 respectively. At this time, we are domestically marketing our new products and consulting services and are in the infancy stage of the revenue generating cycle.

Gross Profit

Gross profit during the three months ended February 28, 2013 and February 29, 2012 was $63,785 and $927, respectively. We are currently in a development stage and have generated minimal revenues.

Operating Expenses

Operating expenses for the three months ended February 28, 2013 were $270,079, as compared to $119,119 for the three months ended February 29, 2012. The increase is primarily related to an increase in payroll and payroll related expenses of $108,900 and stock based compensation of $39,500.

Income (Loss) from Operations

Income (loss) from operations for the three months ended February 28, 2013 was $(206,294), as compared to $(118,192) for the three months ended February 29, 2012. The increase in loss from operations was primarily attributable to the operating expenses as detailed above.

Other Income (Expenses)

Other Income (Expenses) for the three months ended February 28, 2013 was $9,365,209, as compared to $(9,741) for the three months ended February 29, 2012. The increase in other income was primarily attributable to a gain of $9,546,704 in fair market value recorded of derivative liabilities relating to convertible notes issued during 2012, offset by increases in interest recorded on convertible notes issued during 2012 and accretion of the debt discount recorded on the 2012 convertible notes.

Net Income (Loss)

Net income for the three months ended February 28, 2013 was $9,158,915 or income per share of $0.17, as compared to a net loss of $(127,933) or loss per share of $(0.00), for the three months ended February 29, 2012. The increase in net income was primarily attributable to the operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

For the six months ended February 28, 2013 and February 29, 2012

Revenue

We had sales during the six months ended February 28, 2013 and February 29, 2012 of $279,773 and $3,024 respectively. At this time, we are domestically marketing our new products and consulting services and are in the infancy stage of the revenue generating cycle.

Gross Profit

Gross profit during the six months ended February 28, 2013 and February 29, 2012 was $79,837 and $927, respectively. We are currently in a development stage and have generated minimal revenues. During the six months ended February 28, 2013, the Company wrote-off obsolete inventory in the amount of $56,448 which negatively impacted our gross profit for the period.

Operating Expenses

Operating expenses for the six months ended February 28, 2013 were $478,462, as compared to $134,218 for the six months ended February 29, 2012.The increase is primarily related to an increase in payroll and payroll related expenses of $108,900, legal and professional fees in the amount of $73,000, stock based compensation of $93,000, rent and warehousing expenses of $13,000, insurance expense of 11,000 and product promotion and travel related expenses of $33,000.

Income (Loss) from Operations

Income (loss) from operations for the six months ended February 28, 2013 was $(398,625), as compared to $(133,291) for the six months ended February 29, 2012. The increase in loss from operations was primarily attributable to the operating expenses as detailed above.

Other Income (Expenses)

Other Income (Expenses) for the six months ended February 28, 2013 was $11,138,855, as compared to $(9,792) for the six months ended February 29, 2012. The increase in other income was primarily attributable to a gain of $11,496,329 in fair market value recorded of derivative liabilities relating to convertible notes issued during 2012, offset by increases in interest recorded on convertible notes issued during 2012 and accretion of the debt discount recorded on the 2012 convertible notes.

Net Income (Loss)

Net income for the six months ended February 28, 2013 was $10,740,230 or income per share of $0.20, as compared to a net loss of $(143,083) or loss per share of $(0.00), for the six months ended February 29, 2012. The increase in net income was primarily attributable to the operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 28, 2013 and August 31, 2012.

	February 28, 2013	August 31, 2012
Current Assets	$50,948	$102,594
Current Liabilities	$(4,880,480)	$(341,181)
Working Capital (Deficit)	$(4,829,532)	$(238,587)

For the Six Months Ended February 28, 2013

At February 28, 2013 we had a working capital deficit of $(4,829,532), as compared to a working capital deficit of $(238,587), at August 31, 2012, an increase in our working capital deficit of $4,590,945. The increase in working capital deficit is primarily related to convertible notes maturing in the next 12 months along with related derivative liabilities classified as current liabilities at February 28, 2013 as opposed to classification as long term liabilities at August 31, 2012. The increase in working capital deficit also relates to increased liabilities incurred for legal and professional fees, promotion related expenses and interest accrued on convertible notes issued during 2012. At this time, we are in the infancy stage of the revenue generating cycle and are relying on debt and/or equity financings to fund operations.

For the Six Months Ended February 29, 2013 and February 29, 2012

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended February 28, 2013 and February 29, 2012 was $(113,141) and $(148,408), respectively. The net income (loss) for the six months ended February 28, 2013 and February 29, 2012 was $10,740,230 and $(143,083), respectively. The decrease in net cash used in operating activities for the six months ended February 28, 2013 as compared to February 29, 2012, was primarily for legal and professional fees and promotional and travel related expenses being accrued and not paid due to minimal working capital.

Net Cash Provided by Financing Activities

Net cash provided through all financing activities for the six months ended February 28, 2013 and February 29, 2012 was $127,260 and 182,594, respectively. During the six months ended February 28, 2013 this consisted of $133,500 provided through the issuance of traditional and convertible notes and $1,000 in proceeds from related party loans to the company. During the six months ended February 29, 2012 this consisted of $182,294 provided through the issuance of traditional and convertible notes and $300 in proceeds from related party loans to the company.

During the six months ended February 28, 2013 principal payments on notes payable were $7,240.

As of February 28, 2013, the Company’s cash position was approximately $29,500. The Company anticipates that its cash position is not sufficient to fund current operations through August 31, 2013. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

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

●	The cost of being a public company.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company fiscal years, and interim periods within those years beginning after December 15, 2012. The Company will comply with the disclosure requirements of this ASU for the quarter ending April 30, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and interim Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, due to the  material weaknesses: (i) lack of a independent audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Promissory Note

The information of April 2013 Financing Note contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of this note was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Conversion Shares

The Company received a conversion notice dated January 28, 2013 from a holder of a promissory note issued by the Company on February 6, 2012. Pursuant to such conversion notice, the Company shall issue 2,642,857 shares of its common stock to such holder upon conversation of principal and accrued interest in an amount of $18,500 in accordance to the terms of such note. The Company has not issued these shares as of this report. The issuance of these shares will be exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 3.       Defaults Upon Senior Securities.

On June 26, 2012, the Company issued promissory notes in the aggregate principal amount of $50,000 (the “June Financing Notes”). The June Financing Notes have a six-month term and compounds annually and accrues at 10% per annum from the issue date through the maturity date.  The holders are entitled to convert any portion of the outstanding and unpaid amount upon the occurrence of a subsequent financing of a minimum of $250,000 by the Company, at the same price that the common stock is sold or converted into or exercised or exchanged for in such financing. The Company defaulted on the payment of the June Financing Notes on the maturity date. As of February 28, 2013, accrued and unpaid interest under the Note was $3,381.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information of April 2013 Financing Note contained under Item 2 of Part I above is incorporated herein by reference in response to this item.

Item 6.       Exhibits.

Exhibit No.	Description
4.1	Form of Promissory Note dated as of April 8, 2013.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PREMIER BRANDS, INC.

Dated: April 15, 2013	By:	/s/ Jorge Olson
Jorge Olson President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: April 15 2013	By:	/s/ Eduardo Enciso
Eduardo Enciso Secretary (Duly Authorized Officer and interim Principal Financial Officer)