Form 10-Q
period 2013-05-31
Premier Brands, Inc.
filed 2013-08-08
CIK 1502777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-54294

PREMIER BRANDS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	272300669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

10088-1 Juan Cordero Zona Río,
Tijuana, Mexico 22010

 (Address of principal executive offices and zip code)

(520) 424-5262
(Registrant’s telephone number, including area code)

4364 Bonita Road, No. 424,
Bonita, California 91902

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of August 5, 2013, the registrant had 183,394,879 shares of common stock, par value $0.001 per share, issued and outstanding.

PREMIER BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

May 31, 2013

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PREMIER BRANDS, INC.
(FORMERLY TRACKSOFT SYSTEMS, INC.)
 (A DEVELOPMENT STAGE COMPANY)
MARCH 30, 2010 (INCEPTION) TO MAY 31, 2013

CONTENTS

Page(s)

Balance Sheets as of May 31, 2013 and August 31, 2012	F-1

Statements of Operations for the Three and Nine Months Ended May 31, 2013 and for the Three and Nine Months Ended May 31, 2012 and for the Period March 30, 2010 (Inception) to May 31, 2013	F-2

Statement of Changes in Stockholders’ Equity (Deficit) for the Period March 30, 2010 (Inception) to May 31, 2013	F-3

Statements of Cash Flows for the Nine Months Ended May 31, 2013 and for the Nine Months Ended May 31, 2012 and for the Period March 30, 2010 (Inception) to May 31, 2013	F-4

Notes to Financial Statements	F-5 - F-31

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company) (A Development Stage Company)
Balance Sheets

	May 31, 2013	August 31, 2012
	(unaudited)

Assets

Current Assets
Cash	$4,080	$15,381
Accounts receivable, net	37,495	13,598
Inventories	28,620	56,448
Prepaid expenses	-	16,167
Security deposits	1,850	1,000
Total Current Assets	72,045	102,594

Property and Equipment, net	2,309	-

Other Assets
Other receivables	432	-
Debt issuance costs - net	6,925	14,343
Total Other Assets	7,357	14,343

Total Assets	$81,711	$116,937

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$582,337	$169,530
Deferred revenue	4,500	33,000
Stock issuance liability	194,730	60,720
Notes payable	20,609	27,849
Loans payable - related parties	32,403	702
Convertible notes payable, net of debt discount	983,548	49,110
Derivative liability -convertible notes payable	8,710,525	270
Total Current Liabilities	10,528,652	341,181

Notes payable	114,000	-
Convertible notes payable, net of debt discount	138,266	563,907
Derivative liability -convertible notes payable	566,667	15,063,642
Total Liabilities	11,347,585	15,968,730

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized;
65,499,524 and 52,990,000 shares issued and outstanding, respectively	65,500	52,990
Additional paid in capital	309,049	(41,290)
Deficit accumulated during the development stage	(11,640,423)	(15,863,493)
Total Stockholders' Deficit	(11,265,874)	(15,851,793)

Total Liabilities and Stockholders' Deficit	$81,711	$116,937

See accompanying notes to financial statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Statements of Operations
(unaudited)

					March 30, 2010
					(inception)
	For the Three Months Ended		For the Nine Months Ended		through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012	2013

Sales
Products - net of slotting fees and discounts	$47,875	$95,970	$206,311	$98,994	$394,746
Service income	50,133	-	171,470	-	197,970
Service income - related party	-	11,513	-	11,513	12,252
Total sales	98,008	107,483	377,781	110,507	604,968

Cost of sales
Product costs	49,204	90,362	192,692	92,459	368,020
Service costs	-	10,118	-	10,118	3,481
Loss on write-off of obsolete inventory	-	22,687	56,448	22,687	79,135

Total cost of sales	49,204	123,167	249,140	125,264	450,636

Gross profit	48,804	(15,684)	128,641	(14,757)	154,332

Operating expenses
General and administrative expenses	444,834	175,604	923,296	309,822	1,457,566
Impairment of goodwill and other long-lived assets	-	-	-	-	993,547
Total operating expenses	444,834	175,604	923,296	309,822	2,451,113

Loss from operations	(396,030)	(191,288)	(794,655)	(324,579)	(2,296,781)

Other income (expense)
Change in fair value of derivative liabilities	(5,815,907)	8,615	5,680,422	42,607	(8,285,468)
Derivative expense	(118,846)	-	(118,846)	-	(118,846)
Interest expense - amortization of debt discount	(143,227)	(138,016)	(422,063)	(172,520)	(733,102)
Interest expense -other	(43,150)	(37,566)	(121,788)	(46,846)	(206,226)
Total other income (expense)	(6,121,130)	(166,967)	5,017,725	(176,759)	(9,343,642)
Net income (loss)	$(6,517,160)	$(358,255)	$4,223,070	$(501,338)	$(11,640,423)

Net income (loss) per common share - basic and diluted	$(0.11)	$(0.01)	$0.08	$(0.00)

Weighted average common shares outstanding - basic and diluted	58,202,319	52,990,000	54,746,532	117,089,051

See accompanying notes to financial statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
Statements of Cash Flows
(unaudited)
			March 30, 2010
			(inception)
	For the Nine Months Ended		through
	May 31, 2013	May 31, 2012	May 31, 2013
Cash Flows From Operating Activities:
Net income (loss)	$4,223,070	$(501,338)	$(11,640,423)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	55	-	55
Amortization of intangibles	-	1,022	1,839
Stock based compensation	134,010	-	194,730
Non-cash based compensation	114,000	-	114,000
Amortization of debt discount	422,063	172,520	733,102
Amortization of debt issue costs	7,418	3,144	13,075
Derivative expense	118,846	-	118,846
Change in fair value of derivative liabilities	(5,680,422)	(42,607)	8,285,468
Loss on write-off of obsolete inventory	27,828	22,687	50,515
Impairment of goodwill and other long-lived assets	-	-	993,547
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(23,897)	(16,785)	(30,053)
Prepaid and other	15,735	(3,512)	15,894
Inventory	-	3,814	3,626
Security Deposits	(850)	(1,000)	(1,850)
Increase (decrease) in:
Accounts payable and accrued liabilities	418,746	46,079	502,686
Deferred revenue	(28,500)	-	4,500
Net Cash Used In Operating Activities	(251,898)	(315,976)	(640,443)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,364)	-	(2,364)
Net Cash Used In Investing Activities	(2,364)	-	(2,364)

Cash Flows From Financing Activities:
Proceeds from related party loans	41,701	20,506	62,707
Repayment of related party loans	(10,000)	(20,000)	(30,304)
Proceeds from convertible notes - net debt issuance costs	218,500	330,000	598,500
Proceeds from notes payable	-	15,099	15,099
Repayment of notes payable	(7,240)		(10,815)
Issuance of common stock	-	-	11,700
Net Cash Provided By Financing Activities	242,961	345,605	646,887

Net change in cash	(11,301)	29,629	4,080

Cash at beginning of period	15,381	-	-

Cash at end of period	$4,080	$29,629	$4,080

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable and interest to common stock	$44,200	$-	$44,200
Conversion of notes payable and interest	$8,505	$-	$8,505
Reclassification of derivative liability to additional paid in capital	$310,144	$-	$310,144
Debt discount recorded on convertible debt accounted for as derivative liabilities	$85,000	$-	$85,000
Note issued for insurance premium	$-	$16,325	$16,325
Convertible notes issued in asset acquisition	$-	$1,000,000	$1,000,000
Cancellation of 110,460,000 common shares	$-	$110,460	$110,460
Assets acquired and liabilities assumed through asset acquisition as follows:
Accounts Receivable	$-	$7,442	$7,442
Inventory	$-	$82,761	$82,761
Trade Name	$-	$179,000	$179,000
Customer List	$-	$26,000	$26,000
Goodwill	$-	$790,386	$790,386
Accounts payable and accrued expenses	$-	$85,589	$85,589

See accompanying notes to financial statements

Premier Brands, Inc.
(Formerly TrackSoft Systems, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period from March 30, 2010 (Inception) to May 31, 2013
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated during the	Stockholders' Equity
	Shares	Amount	Capital	Development Stage	(Deficit)

Balance, March 30, 2010 (Inception)	-	$-	$-	$-	$-

Stock issued for cash	140,000,000	140,000	(135,000)	-	5,000

Net loss				(750)	(750)

Balance, August 31, 2010	140,000,000	140,000	(135,000)	(750)	4,250

Stock issued for cash	23,450,000	23,450	(16,750)	-	6,700

Net loss				(11,450)	(11,450)

Balance, August 31, 2011	163,450,000	163,450	(151,750)	(12,200)	(500)

Cancellation of shares	(110,460,000)	(110,460)	110,460	-	-

Net loss				(15,851,293)	(15,851,293)

Balance, August 31, 2012	52,990,000	52,990	$(41,290)	(15,863,493)	(15,851,793)

Conversion of notes payable and interest to common stock	12,509,524	12,510	31,690	-	44,200

Conversion of notes payable and interest to common stock	-	-	8,505	-	8,505

Reclassification of conversion option relating to conversion of note payable	-	-	310,144	-	310,144

Net income nine months ended May 31, 2013				4,223,070	4,223,070

Balance, May 31, 2013	65,499,524	$65,500	$309,049	$(11,640,423)	$(11,265,874)

See accompanying notes to financial statements

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

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
May 31, 2013

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

May 31, 2013

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.  See Note 3 regarding going concern matters.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company held no cash equivalents at May 31, 2013 and August 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At May 31, 2013 and August 31, 2012, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables.  The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management.  The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for doubtful accounts. As of May 31, 2013 and August 31, 2012 the Company deemed all receivables to be collectible.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

	May 31, 2013	August 31, 2012
Finished goods	$28,620	$21,851
Packaging materials	-	34,597
	$28,620	$56,448

During the nine months ended May 31, 2013 and May 31, 2012 and for the period from March 30, 2010 (inception) to May 31, 2013, product inventory and packaging materials deemed obsolete in the amount of $56,448, $22,687, and $79,135, respectively, were written-off.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

Intangibles

Intangibles are comprised of goodwill, trade names and customer lists. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes it’s intangibles with finite useful lives over their respective useful lives. For the nine months ended May 31, 2013 and May 31, 2012 and for the period from March 30, 2010 (inception) to May 31, 2013 the Company recorded impairments related to intangible assets of $0, $0 and $993,547, respectively. See Note 5 below for a discussion of impairment charges.

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
May 31, 2013

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

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At May 31, 2013 and August 31, 2012, the carrying value of the notes payable and accrued interest was $1,417,975 and $719,214.

The Company’s Level 3 financial liabilities consist of the derivative conversion features issued in February 2012, June 2012, April 2013 and May 2013 for which there is no current market for this security such that the determination of fair value requires significant judgment or estimation. The Company valued the conversion features using a binomial model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

May 31, 2013		Fair Value Measurement Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$9,277,192	$-	$-	$9,277,192	$9,277,192

August 31, 2012		Fair Value Measurement Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$15,063,912	$-	$-	$15,063,912	$15,063,912

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period August 31, 2011 through May 31, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion features	Total

Balance, August 31, 2011	$-	$-

Purchases, issuances and settlements	1,098,022	1,098,022
Change in fair value	13,965,890	13,965,890
Balance, August 31, 2012	15,063,912	15,063,912
Purchases, issuances and settlements	203,846	203,846
Change in fair value	(5,680,422)	(5,680,422)
Reduction from conversion of debt	(310,144)	(310,144)
Balance, May 31, 2013	$9,277,192	$9,277,192

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

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
May 31, 2013

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

Research and Development

Research and development is expensed as incurred.  There was no such expense for the period March 30, 2010 (inception) to May 31, 2013.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments is recorded as general and administrative expense. Stock based compensation expense for the nine months ended May 31, 2013 and May 31, 2012 and for the period March 30, 2010 (inception) to May 31, 2013 amounted to $134,010, $0 and $194,730, respectively.

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

Revenue Recognition

The Company currently is in the development stage and has only generated $604,968 in revenue since its inception. We classify our revenue as either Product revenue or Service revenue.

Product revenue - Our product revenue includes revenue associated with the sale of consumer packaged goods, primarily beverages and nutraceuticals.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

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

Advertising

The Company expenses advertising when incurred. Advertising expenses for the nine months ended May 31, 2013 and May 31, 2012 and for the period March 30, 2010 (inception) to May 31, 2013 were $1,136, $2,000 and $6,322, respectively.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

Basic Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net income (loss) per share amounts is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Common stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled approximately 1,923,028,107 common shares potentially issuable upon conversion of convertible debt.

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss from operations and net cash used in operations of $794,655 and $251,898, respectively, for the nine months ended May 31, 2013 and an accumulated net loss during the development stage totaling $11,640,423. The Company currently is in the development stage and has only generated $604,968 in revenue since its inception.

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

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

	For the Nine Months Ended
	May 31, 2013	May 31, 2012
Revenues	$377,781	$117,949
Net income (loss)	4,223,070	(998,672)
Income (loss) per share of common stock – basic and diluted	0.08	(0.01)
Weighted average common shares outstanding - basic and diluted	54,746,532	117,089,051

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

Note 7  Notes Payable

On October 21, 2011, the Company received a loan of $15,099 to fund operations. The loan carries a 3% annual interest rate, has no repayment terms and as such is included in current liabilities. Accrued interest due totaled $730 as of May 31, 2013.

As of May 31, 2013, the outstanding balance on the loan was $15,099.

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

As of May 31, 2013, the outstanding balance related to this finance agreement was $5,510.

From March 1, 2013 through May 31, 2013, the Company entered into promissory notes with three employees for services rendered in the aggregate principal amount of $114,000 with the following terms and conditions:

●	Maturing on March 1, 2015
●	Interest rate at 10% per annum, with interest payable at maturity

As of May 31, 2013, the outstanding principal balance and accrued interest on the Notes was $114,000 and $1,916, respectively.

Note 8 Convertible Notes Payable

On February 6, 2012, in connection with an asset acquisition, the Company issued secured convertible notes in the aggregate principal amount of $1,000,000 (the “Original Notes”) to three members of Zizzaz, LLC. (See Note 4)

During April and May 2013, 6,666,667 shares were issued to settle note principal in the amount of $21,700.

On May 22, 2013, 3,200,000 shares were issued to settle accrued interest on the notes in the amount of $4,000.

On May 31, 2013 note principal in the amount of $2,910 was converted. As of May 31, 2013 the shares have not been issued.

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
May 31, 2013

The convertible notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes of $812,318.

On March 31, 2013, a note-holder entered into a Securities Transfer Agreement pursuant to which the note-holder sold $200,000 of principal plus accrued interest of the Original Notes and the rights associated with the purchase portion. The Company issued a Replacement Note to the purchaser along the same terms as the Purchased Note with the following amendments:

●
The replacement note shall be convertible into the Company’s common stock, at any time at the option of the Purchaser, at an initial conversion price per share equal to fifty percent (the “Discount”) of the lowest closing bid price for the Company’s common stock during the twenty trading days immediately preceding a conversion date, as reported by Bloomberg (the “Closing Bid Price”) (“Initial Conversion Price”; provided that if the closing bid price for the common stock on the Clearing Date is lower than the Closing Bid Price, then the Purchase Price shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Purchaser to reflect such adjusted Purchase Price, and provided further, that if the Company’s common stock becomes chilled by the Deposit Trust Corporation (DTC) at the time that any portion of the principal and interest of the Replacement Note is converted by Holder, than the Discount shall be adjusted to forty-five percent for so long as the Common Stock is chilled. For purposes of this Agreement, the Clearing Date shall be on the date in which the conversion shares are deposited into the Purchaser’s brokerage account and Purchaser’s broker has confirmed with Purchaser the Purchaser may execute trades of the conversion shares.

●	The Replacement Note shall have a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

●	The Company shall bear any and all miscellaneous expenses that may arise as a result of conversion and delivery of shares of common stock in respect of the Replacement Note.

The embedded derivative of the convertible notes was re-measured at May 31, 2013 yielding a gain on change in fair value of the derivatives of $4,498,073 for the nine months ended May 31, 2013. The derivative value of the convertible notes at May 31, 2013 yielded a derivative liability at fair value of $6,502,601.

As of May 31, 2013, accrued and unpaid interest under the Notes was $126,778.

On February 6, 2012, the Company entered into Subscription Agreements with Whalehaven Capital Fund LTD and Sable Ridge Capital Opportunity Fund L.P. (formerly Whalehaven Opportunities Fund L.P.) (collectively, the “Subscribers”), pursuant to which the Subscribers purchased secured convertible notes in the aggregate principal amount of $350,000, which are convertible into shares of the Company’s common stock.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

On January 28, 2013 note principal and accrued interest in the amounts of $16,827 and $1,673, respectively were converted. On April 19, 2013 2,642,857 shares were issued.

On May 8, 2013 note principal in the amount of $3,345 was converted. As of May 31, 2013 the shares have not been issued.

On May 31, 2013 note principal and accrued interest in the amounts of $1,985 and $265, respectively were converted. As of May 31, 2013 the shares have not been issued.

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

The embedded derivative of the convertible notes was re-measured at May 31, 2013 yielding a gain on change in fair value of the derivatives of $1,544,901 for the nine months ended May 31, 2013. The derivative value of the convertible notes at May 31, 2013 yielded a derivative liability at fair value of $2,207,923.

As of May 31, 2013, accrued and unpaid interest under the Notes was $43,423.

Restricted Cash

$162,805 of the proceeds raised in this offering is to be held in escrow and disbursed as follows:

a.	$50,000 on March 1, 2012
b.	$50,000 on April 2, 2012
c.	$62,805 on May 1, 2012

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

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

The embedded derivative of the convertible notes was re-measured at May 31, 2013 yielding a gain on change in fair value of the derivatives of $269 for the nine months ended May 31, 2013. The derivative value of the convertible notes at May 31, 2013 yielded a derivative liability at fair value of $0.

As of May 31, 2013, accrued and unpaid interest under the Note was $4,641.

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

As of May 31, 2013, accrued and unpaid interest under the Note was $2,696.

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

As of May 31, 2013, accrued and unpaid interest under the Note was $3,014.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

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

As of May 31, 2013, accrued and unpaid interest under the Note was $736.

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

As of May 31, 2013, accrued and unpaid interest under the Note was $368.

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

As of May 31, 2013, accrued and unpaid interest under the Note was $656.

On April 8, 2013 the Company issued convertible notes in the aggregate principal amount of $55,000 to an investor. Each convertible note has a term of twenty four months and accrues interest at 10% per annum.

The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock. The conversion price is adjustable, based on a 50% discount to the 20 day average closing trade price for the Company’s common stock.  The maximum amount of the conversion price shall not exceed $0.007 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

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

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

The convertible notes, when issued, gave rise to a derivative liability of $100,000 of which $55,000 was recorded as a discount to the notes and $45,000 was expensed immediately as it exceeded the gross proceeds of the offering.

The embedded derivative of the convertible notes was re-measured at May 31, 2013 yielding a loss on change in fair value of the derivatives of $266,667 for the nine months ended May 31, 2013. The derivative value of the convertible notes at May 31, 2013 yielded a derivative liability at fair value of $366,667.

As of May 31, 2013, accrued and unpaid interest under the Note was $814.

On May 14, 2013 the Company issued convertible notes in the aggregate principal amount of $25,000 to an investor. Each convertible note has a term of twenty four months and accrues interest at 10% per annum.

The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock. The conversion price is adjustable, based on a 50% discount to the 20 day average closing trade price for the Company’s common stock.  The maximum amount of the conversion price shall not exceed $0.007 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

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

The convertible notes, when issued, gave rise to a derivative liability of $96,154 of which $25,000 was recorded as a discount to the notes and $71,154 was expensed immediately as it exceeded the gross proceeds of the offering.

The embedded derivative of the convertible notes was re-measured at May 31, 2013 yielding a loss on change in fair value of the derivatives of $70,513 for the nine months ended May 31, 2013. The derivative value of the convertible notes at May 31, 2013 yielded a derivative liability at fair value of $166,667.

As of May 31, 2013, accrued and unpaid interest under the Note was $123.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

On May 20, 2013 the Company issued convertible notes in the aggregate principal amount of $5,000 to an investor. Each convertible note has a term of twenty four months and accrues interest at 10% per annum.

The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock. The conversion price is adjustable, based on a 50% discount to the 20 day average closing trade price for the Company’s common stock.  The maximum amount of the conversion price shall not exceed $0.007 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

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

The convertible notes, when issued, gave rise to a derivative liability of $7,692 of which $5,000 was recorded as a discount to the notes and $2,692 was expensed immediately as it exceeded the gross proceeds of the offering.

The embedded derivative of the convertible notes was re-measured at May 31, 2013 yielding a loss on change in fair value of the derivatives of $25,641 for the nine months ended May 31, 2013. The derivative value of the convertible notes at May 31, 2013 yielded a derivative liability at fair value of $33,333.

As of May 31, 2013, accrued and unpaid interest under the Note was $16.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

Convertible notes payable consisted of the following at May 31, 2013 and August 31, 2012:

	May 31, 2013	August 31, 2012
Convertible notes payable, entered into on February 6, 2012 for a term of 24 months maturing on February 6, 2014, with interest at 10% per annum with interest due semi-annually.	$975,390	$1,000,000

Discount on note payable	(812,318)	(812,318)

Accumulated amortization of discount	533,390	230,026

Convertible notes payable, entered into on February 6, 2012 for a term of 24 months maturing on February 6, 2014, with interest at 10% per annum due semi-annually.	327,843	350,000

Discount on note payable	(269,030)	(284,311)

Accumulated amortization of discount	178,272	80,510

Convertible notes payable, entered into on June 26, 2012 for a term of 6 months maturing on December 26, 2012, with interest at 10% per annum due at maturity.	50,000	50,000

Discount on note payable	(1,393)	(1,393)

Accumulated amortization of discount	1,393	503

Convertible notes payable, entered into on September 27, 2012 for a term of 24 months maturing on September 27, 2014, with interest at 10% per annum due at maturity.	40,000	-

Convertible notes payable, entered into on October 23, 2012 for a term of 24 months maturing on October 23, 2014, with interest at 10% per annum due at maturity.	50,000	-

Convertible notes payable, entered into on December 4, 2012 for a term of 24 months maturing on December 4, 2014, with interest at 10% per annum due at maturity.	15,000	-

Convertible notes payable, entered into on December 4, 2012 for a term of 24 months maturing on December 4, 2014, with interest at 10% per annum due at maturity	7,500	-

Convertible notes payable, entered into on February 7, 2013 for a term of 24 months maturing on February 6, 2015, with interest at 10% per annum due at maturity	21,000	-

Convertible notes payable, entered into on April 8, 2013 for a term of 24 months maturing on April 7, 2015, with interest at 10% per annum due at maturity	55,000	-

Discount on note payable	(55,000)	-

Accumulated amortization of discount	4,069	-

Convertible notes payable, entered into on May 14, 2013 for a term of 24 months maturing on May 14, 2015, with interest at 10% per annum due at maturity	25,000	-

Discount on note payable	(25,000)	-

Accumulated amortization of discount	616	-

Convertible notes payable, entered into on May 20, 2013 for a term of 24 months maturing on May 20, 2015, with interest at 10% per annum due at maturity	5,000	-

Discount on note payable	(5,000)	-

Accumulated amortization of discount	82	-
	$1,121,814	$613,017

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

The Company recorded $422,063, $172,520 and $733,102 in amortization of the discount to the notes for the nine months ended May 31, 2013 and May 31, 2012  and for the period March 30, 2010 (inception) to May 31, 2013, respectively. The Company recorded $111,948, $42,418 and $189,202 in interest expense on the convertible notes for the nine months ended May 31, 2013 and May 31, 2012 and for the period March 30, 2010 (inception) to May 31, 2013, respectively.

Note 9 Debt Issuance Costs

Debt issuance costs, net are as follows:

Balance August 31, 2011	$-
Debt issuance costs – February 6, 2012 financings	20,000
Amortization of debt issue costs during year ended August 31, 2012	(5,657)
Balance – August 31, 2012	14,343
Amortization of debt issue costs during the nine months ended May 31, 2013	(7,418)
Balance – May 31, 2013	$6,925

Note 10 Related Party Transactions

During previous periods, a Company shareholder loaned the Company monies to pay outstanding invoices for professional services. As of May 31, 2013 the Company was indebted to the shareholder in the amount of $500. This loan is unsecured and is due on demand.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

As of February 28, 2013 the Company was indebted to two related parties in the amount of $202. During the year ended August 31, 2012, these related parties advanced the Company $506 to fund operations. During the year ended August 31, 2012, $304 of the advances were repaid. The loans are unsecured and are due on demand.

The Company pays a monthly consulting fee to a related party in the amount of $10,000. The consultant is also reimbursed for all expenses incurred on behalf of the Company. The Company recorded $60,000, $93,351 and $183,351 in consulting fees and reimbursable expenses for the nine months ended May 31, 2013 and May 31, 2012  and for the period March 30, 2010 (inception) to May 31, 2013, respectively. As of May 31, 2013 and August 31, 2012 the balance due to the consultant amounted to $43,000 and $30,000, respectively. During the year ended August 31, 2012, the Company paid $600 in interest to this related party relating to outstanding invoice balances. As of March 1, 2013 the Company no longer pays a consulting fee to this related party.

On March 1, 2013, the Company entered into a one year Intellectual Property and Marketing License agreement with Cube17, Inc. (“Cube17”). The President and CEO of the Company is the sole-shareholder of Cube17. The Company will compensate Cube17 $10,000 per month relating to this agreement. In addition throughout the term of the agreement, and for any renewals or extensions of the agreement, the Company agrees to pay Cube17 a one-time royalty of $20,000.

This agreement shall renew for successive terms of one year. Either party may terminate the agreement, with or without cause, by giving the other party thirty days prior written notice.

During the nine months ended May 31, 2013, the Company recorded $30,000 in fees.

On March 27, 2012 a related party advanced the Company $20,000 to fund operations. The advance was subsequently paid off on April 05, 2012 along with interest in the amount of $400.

On November 14, 2012 a related party advanced the Company $1,000 to fund operations. This loan is unsecured and is due on demand.

During March, April and May 2013 a related party advanced the Company $40,700 to fund operations. In May 2013, $10,000 was repaid. This loan is unsecured and is due on demand.

The Company recorded $0, $11,513 and $12,252 in revenue from consulting services provided to a related party for the nine months ended May 31, 2013 and May 31, 2012  and for the period March 30, 2010 (inception) to May 31, 2013, respectively. The Company advises this related party customer on product placement and distribution activities. The outstanding accounts receivable balance from this related party as of May 31, 2013 and August 31, 2012 was $4,252.

The Company leases its San Diego office space on a month to month basis from a related party for monthly rental payments of $1,000. The Company recorded $9,000, $5,000 and $18,000 in rent expense on the lease for the nine months ended May 31, 2013 and May 31, 2012  and for the period March 30, 2010 (inception) to May 31, 2013, respectively. The outstanding accounts payable balance due to this related party as of May 31, 2013 and August 31, 2012 was $6,000 and $1,000, respectively.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

On January 4, 2013, the Board accepted Jorge Olson’s resignation as Secretary and Chief Financial Officer of the Company, effective immediately. Mr. Olson’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies (including accounting or financial policies) or practices. Mr. Olson remains President, Chief Executive Officer and a Director of the Company. Upon Mr. Olson’s resignation, the Board awarded Mr. Olson $60,500 as compensation for serving as Chief Financial Officer from February 2012 to December 31, 2012, representing a salary of $5,500 per month. The Board also awarded Mr. Olson $38,500 as compensation for serving as Secretary from February 2012 to December 31, 2012, representing a salary of $3,500 per month. As of May 31, 2013 the Company has not paid the compensation.

On December 18, 2012, the Board of Directors of the Company appointed Eduardo Enciso as a member of the Board of Directors of the Company, effective immediately. On January 4, 2013, the Board ratified the appointment of Eduardo Enciso as the Company’s Secretary. Up until February 28, 2013 the Company paid a monthly consulting fee to Mr. Enciso in the amount of $5,000 and he is also reimbursed for all expenses incurred on behalf of the Company. During the period December 18, 2012 to February 28, 2013, the Company recorded $16,289 in consulting fees and reimbursable expenses.

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
May 31, 2013

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

On April 19, 2013 2,642,857 shares were issued to settle notes and accrued interest in the amounts of $16,827 and $1,673, respectively.

On April 19, 2013 and May 14, 2013 an aggregate of 6,666,667 shares were issued to settle notes in the amounts of $21,700.

On May 22, 2013 3,200,000 shares were issued to settle accrued interest on convertible notes in the amount of $4,000.

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
May 31, 2013

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

During the nine months ended May 31, 2013, the Company recorded $25,648 in fees.

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

Operating Lease

The Company signed a twelve (12) month lease agreement for its office facilities in Tijuana Baja California expiring in March 2014. The lease requires base annual rent of $10,200. The lease contains one option to renew for a term of twelve (12) months.

Future minimum lease payments under this non-cancelable operating lease are approximately as follows:

Fiscal Year Ending August 31
2013 (remainder of the year)	$2,550
2014	5,100
Total	$7,650

Rent expense totaled $2,550 and $0 for the nine months ended May 31, 2013 and 2012, respectively and was included in selling, general and administrative expenses in the consolidated statement of operations.

Premier Brands, Inc
(Formerly TrackSoft Systems, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
May 31, 2013

Note 13 Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

Notes Offering

On June 1, 2013, the Company entered into promissory notes with three employees for services rendered in the aggregate principal amount of $38,000.  The notes mature on March 1, 2015 and accrue interest at 10% per annum, with interest payable at maturity.

On June 24, 2013 the Company issued a convertible note in the aggregate principal amount of $25,000 for professional fees in conjunction with a financing agreement. The convertible note matures on December 31, 2013. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock. The conversion price is adjustable, based on a 50% discount to the average closing trade price for the Company’s common stock.

On July 12, 2013 the Company issued convertible notes in the aggregate principal amount of $40,000 to an investor. Each convertible note has a term of twenty four months and accrues interest at 10% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock. The conversion price is adjustable, based on a 50% discount to the average closing trade price for the Company’s common stock.  The maximum amount of the conversion price shall not exceed $0.007 per share.

Note Conversions

From June 1, 2013 to August 5, 2013 note principal and accrued interest in the amounts of $18,025 and $11,808, respectively were converted. As of August 5, 2013 no shares have been issued.

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

Company Overview

We are a consumer goods incubator in the business of creating, acquiring and marketing consumer packaged goods, primarily beverages and nutritional supplements.

We sell third-party manufactured beverages and nutraceutical products to retail stores including brand name stores such as 7-Eleven, Circle K, Valero, Walgreens, Arco AM/PM, Shell, and we also distribute beverages and nutraceutical products through distribution companies and brokers and wholesalers. We also provide consulting services to consumer packaged goods companies on product placement and distribution.

On February 26, 2012, we acquired all of the assets of Zizzaz, including energy and vitamin drink products under the name Zizzaz including Zizzaz Energy Mix, Zizzazz Extreme Formula, and Kidzazz Kids Vitamins.  We sold the Zizzaz products in the past and have ceased the sales when we sold out all of the inventory of the Zizzaz products that we acquired from Zizzaz. We have no present plan to engage any manufacturing or further selling of such products.

Recent Developments

Financing Transactions

Modification to $200,000 Note dated February 6, 2012

On March 31, 2013, a holder of a Company’s note dated February 6, 2012 in a principal amount of $450,000 sold $200,000 of the principal of such note plus accrued interests and associated rights (the “Purchased Note”) to a third-party purchaser pursuant to a Securities Transfer Agreement (the “Securities Transfer Agreement”). The Company acknowledged and agreed to, certain representations and covenants in the Securities Transfer Agreement, among others, that the Purchased Note be amended to be convertible at an initial conversation price equal to fifty percent (50%) (the “Discount”) of the lowest closing bid price for the Company’s common stock, during the twenty (20) trading days immediately preceding a conversion date, as reported by Bloomberg (the “Lowest Closing Bid Price”); provided however, that if the Company’s common stock becomes chilled by Deposit Trust Corporation (DTC) at the time of the conversion notice, the Discount shall be forty five percent (45%). The initial conversion price shall be adjusted, if the closing bid price for the Company’s common stock on the Clearing Date (as defined in the Securities Transfer Agreement) (the “Clearing Date Closing Bid Price”) is lower than the Lowest Closing Bid Price, as such that the Lowest Closing Bid Price shall be replaced by the Clearing Date Closing Bid Price. The conversion price for the Purchased Note before the Securities Transfer Agreement was $0.00714 per share. The conversion price is subject to adjustment subject to adjustments upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

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

$30,000 Note in May 2013

On May 14, 2013 and May 20, 2013, we issued two promissory notes in the aggregate principal amount of $25,000 and $5,000, respectively (the “May 2013 Financing Note”) and received the proceed. The May 2013 Financing Note has a two-year term and compounds annually and accrues at 10% per annum from the issue date through the maturity date.  The May 2013 Financing Note has identical terms with respect to conversion price as April 2013 Note. The May 2013 Financing Note contains conversion beneficial ownership limitation to prevent the holder to become a beneficial owner of 4.99% of the number of shares of the common stock outstanding. However, the holder, upon not less than 61 days’ prior notice to the Company, may increase or decrease the beneficial ownership limitation, provided that the beneficial ownership limitation in no event exceeds 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion.

The foregoing description of the May 2013 Financing Note is qualified in their entirety by reference to the provisions of the form of April 2013 Financing Note filed as Exhibits 4.1 to this report, respectively, which are incorporated by reference herein.

$40,000 Note in July 2013

On July 12, 2013 we issued a promissory note in the aggregate principal amount of $40,000 (the “July 2013 Financing Note”). The July 2013 Financing Note has identical terms as the May 2013 Financing Note.

Notes Issued to Employees

From March to June of 2013, the Company issued promissory notes in an aggregate principal amount of $152,000 to three employees as compensation for the services provided by them to the Company (the “Employee Notes”). These Employee Notes had identical terms as the May 2013 Financing Note. In August, the Company and the three employees executed a wavier and amendment to each of the Employee Notes, pursuant to which, the three employees waived all and any of their rights to convert any portion of the outstanding and unpaid Conversion Amount (subject to certain limitations) into shares of the Company’s common stock, and the Employee Notes were amended to remove the conversion features effective from the date of such waiver and amendment.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss from operations and net cash used in operations of $794,655 and $251,898, respectively, for the nine months ended May 31, 2013 and an accumulated net loss during the development stage totaling $11,640,423. The Company currently is in the development stage and has only generated $604,968 in revenue since its inception.

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

Results of Operations

	Three Months Ended May 31,	Three Months Ended May 31	Nine Months Ended May 31,	Nine Months Ended May 31,	March 30, 2010 (inception) through May 31,
	2013	2012	2013	2012	2013
Net sales	$98,008	$107,483	$377,781	$110,507	$604,968
Gross profit	$48,804	$(15,684)	$128,641	$(14,757)	$154,332
Operating expenses	$444,834	$175,604	$923,296	$309,822	$2,451,113
Loss from operations	$(396,030)	$(191,288)	$(794,655)	$(324,579)	$(2,296,781)
Other income (expense)	$(6,121,130)	$(166,967)	$5,017,725	$(176,759)	$(9,343,642)
Net income (loss)	$(6,517,160)	$(358,255)	$4,223,070	$(501,338)	$(11,640,423)
Income (loss) per common share – basic and diluted	$(0.11)	$(0.01)	$0.08	$(0.00)	$-

For the three months ended May 31, 2013 and May 31, 2012

Revenue

We had sales during the three months ended May 31, 2013 and May 31, 2012 of $98,008 and $107,483, respectively. At this time, we are domestically marketing our new products and consulting services and are in the infancy stage of the revenue generating cycle.

Gross Profit

Gross profit during the three months ended May 31, 2013 and May 31, 2012 was $48,804 and $(15,684), respectively. We are currently in a development stage and have generated minimal revenues. During the three months ended May 31, 2012, obsolete inventory in the amount of $22,687 was written off which contributed to our negative gross profit margin.

Operating Expenses

Operating expenses for the three months ended May 31, 2013 were $444,834, as compared to $175,604 for the three months ended May 31, 2012. The increase is primarily related to an increase in payroll and payroll related expenses of $201,000, an increase in stock based compensation of $40,900, an increase in legal and professional fees of $23,400, and an increase in insurance expense of $4,600. These increases were partially offset by a decrease in product promotion and travel related expenses of $17,000.

Income (Loss) from Operations

Income (loss) from operations for the three months ended May 31, 2013 was $(396,030), as compared to $(191,288) for the three months ended May 31, 2012. The increase in loss from operations was primarily attributable to the operating expenses as detailed above.

Other Income (Expenses)

Other Income (Expenses) for the three months ended May 31, 2013 was $(6,121,130), as compared to $(166,967)) for the three months ended May 31, 2012. The increase in other expenses was primarily attributable to a loss of $(5,815,907) in fair market value recorded of derivative liabilities relating to convertible notes issued during 2012 and 2013 and an increase in derivative expense of $118,846 relating to convertible notes issued 2013.

Net Income (Loss)

Net loss for the three months ended May 31, 2013 was $(6,517,160) or loss per share of $(0.11), as compared to a net loss of $(358,255) or loss per share of $(0.01), for the three months ended May 31, 2012. The increase in net loss was primarily attributable to the operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

For the nine months ended May 31, 2013 and May 31, 2012

Revenue

We had sales during the nine months ended May 31, 2013 and May 31, 2012 of $377,781 and $110,507 respectively. At this time, we are domestically marketing our new products and consulting services and are in the infancy stage of the revenue generating cycle.

Gross Profit

Gross profit during the nine months ended May 31, 2013 and May 31, 2012 was $128,641 and $(14,757), respectively. We are currently in a development stage and have generated minimal revenues. During the nine months ended May 31, 2013 and 2012, the Company wrote-off obsolete inventory in the amount of $56,448 and 22,687, respectively which negatively impacted our gross profit for the periods.

Operating Expenses

Operating expenses for the nine months ended May 31, 2013 were $923,296, as compared to $309,822 for the nine months ended May 31, 2012.The increase is primarily related to an increase in payroll and payroll related expenses of $310,000, an increase in legal and professional fees in the amount of $97,000, an increase in stock based compensation of $134,000, an increase in rent and warehousing expenses of $7,700, an increase in insurance expense of $16,000 and an increase in product promotion and travel related expenses of $20,600.

Income (Loss) from Operations

Income (loss) from operations for the nine months ended March 31, 2013 was $(794,655), as compared to $(324,579) for the nine months ended May 31, 2012. The increase in loss from operations was primarily attributable to the operating expenses as detailed above.

Other Income (Expenses)

Other Income (Expenses) for the nine months ended May 31, 2013 was $5,017,725, as compared to $(176,759) for the nine months ended May 31, 2012. The increase in other income was primarily attributable to a gain of $5,680,422 in fair market value recorded of derivative liabilities relating to convertible notes issued during 2012 and 2013, offset by increases in interest recorded on convertible notes issued during 2012 and 2013, an increase in derivative expense and accretion of the debt discount recorded on the 2012 and 2013 convertible notes.

Net Income (Loss)

Net income for the nine months ended May 31, 2013 was $4,223,070 or income per share of $0.08, as compared to a net loss of $(501,338) or loss per share of $(0.00), for the nine months ended May 31, 2012. The increase in net income was primarily attributable to the operating expenses and other income (expenses) as detailed above.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at May 31, 2013 and August 31, 2012.

	May 31, 2013	August 31, 2012
Current Assets	$72,045	$102,594
Current Liabilities	$(10,528,652)	$(341,181)
Working Capital (Deficit)	$(10,456,607)	$(238,587)

For the Nine Months Ended May 31, 2013

At May 31, 2013 we had a working capital deficit of $(10,456,607), as compared to a working capital deficit of $(238,527), at August 31, 2012, an increase in our working capital deficit of $10,218,020. The increase in working capital deficit is primarily related to convertible notes maturing in the next 12 months along with related derivative liabilities classified as current liabilities at May 31, 2013 as opposed to classification as long term liabilities at August 31, 2012. The increase in working capital deficit also relates to increased liabilities incurred for legal and professional fees, payroll and related expenses, promotion related expenses and interest accrued on convertible notes issued during 2012 and 2013. At this time, we are in the infancy stage of the revenue generating cycle and are relying on debt and/or equity financings to fund operations.

For the Nine Months Ended May 31, 2013 and May 31, 2012

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2013 and May 31, 2012 was $(251,898) and $(315,976), respectively. The net income (loss) for the nine months ended May 31, 2013 and May 31, 2012 was $4,223,070 and $(501,338), respectively. The decrease in net cash used in operating activities for the nine months ended May 31, 2013 as compared to May 31, 2012, was primarily for legal and professional fees, payroll and related expenses and promotional and travel related expenses being accrued and not paid due to minimal working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2013 and May 31, 2012 was $2,364 and $0, respectively. During the nine months ended May 31, 2013 this consisted of $2,364 for the purchase of furniture, equipment and leasehold improvements.

Net Cash Provided by Financing Activities

Net cash provided through all financing activities for the nine months ended May 31, 2013 and May 31, 2012 was $242,961 and $345,605, respectively. During the nine months ended May 31, 2013 this consisted of $218,500 provided through the issuance of traditional and convertible notes and $41,701 in proceeds from related party loans to the company. During the nine months ended May 31, 2012 this consisted of $345,099 provided through the issuance of traditional and convertible notes and $20,506 in proceeds from related party loans to the company.

During the nine months ended May 31, 2013 principal payments on notes payable and repayments of related party loans were $7,240 and $10,000, respectively.

During the nine months ended May 31, 2012 repayments of related party loans were $20,000.

As of May 31, 2013, the Company’s cash position was approximately $4,000. We believe that our cash on hand along with anticipated revenues will not provide sufficient working capital to fund our operations through August 31, 2013. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The ability of the Company to continue its operations is dependent on management’s plans to raise additional capital. We may seek to raise the fund by way of equity or debt offerings, or a combination thereof. We cannot assure you that we will be able to raise the capital as needed in the future on terms acceptable to us, if at all.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the raising of capital through the issuance of debt.

Our primary uses of cash have been for marketing and professional fees. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term

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

Critical Accounting Policies, Estimates and Assumptions

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Revenue Recognition

The Company currently is in the development stage and has only generated $604,968 in revenue since its inception. We classify our revenue as either Product revenue or Service revenue.

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

Recent Accounting Pronouncements

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and interim Principal Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and interim Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, due to the  material weaknesses: (i) lack of a independent audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings.

Except as set forth below, we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

In about October 2012, the Company was named as a defendant in a complaint filed by George Sharp in Superior Court of California, County of San (Case No. 37-2012-00101057-CU-NP-CTL) on July 23, 2012. The complaint alleges that the Company, among other named defendants, engaged in disseminating unsolicited commercial email advertisers, and seeks liquidated damages and injunctive relief. To the management’s belief, the Company has not been properly served.

Item 1A.    Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Promissory Note

The information of the May 2013 Financing Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of this note was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Conversion Shares

During the quarter ended May 31, 2013, the Company issued a total of 19,465,524 shares (including 2,642,857 shares pursuant to a conversion notice dated January 28, 2013 as previously disclosed) of its common stock to the holders of promissory notes dated February 6, 2012 upon conversion of principal and accrued interest in accordance to the terms of such notes. The issuances of these shares are exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Employee and Consultant Shares

On April 29, 2013, the Board of Director of the Company approved issuances of a total of 787,000 shares of the Company’s common stock to employees and consultants for their services to the Company.  The Company has not issued these shares as of this report. The issuance of these shares will be exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 3.       Defaults Upon Senior Securities.

On June 26, 2012, the Company issued promissory notes in the aggregate principal amount of $50,000 (the “June 2012 Financing Notes”). The June 2012 Financing Notes have a six-month term and compounds annually and accrues at 10% per annum from the issue date through the maturity date. The holders are entitled to convert any portion of the outstanding and unpaid amount upon the occurrence of a subsequent financing of a minimum of $250,000 by the Company, at the same price that the common stock is sold or converted into or exercised or exchanged for in such financing. The Company defaulted on the payment of the June Financing Notes on the maturity date. As of May 31, 2013, accrued and unpaid interest under the Note was $$4,641.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information of the May 2013 Financing Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item.

Item 6.       Exhibits.

Exhibit No.	Description
4.1	Form of the May 2013 Financing Note

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PREMIER BRANDS, INC.

Dated: August 7, 2013	By:	/s/ Jorge Olson
Jorge Olson President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: August 7, 2013	By:	/s/ Eduardo Enciso
Eduardo Enciso Secretary (Duly Authorized Officer and interim Principal Financial Officer)